Form 10-Q
period 2012-03-31
Pazoo, Inc.
filed 2012-05-14
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-178037

PAZOO, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3984713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15A Saddle Road Cedar Knolls, NJ	07927
(Address of Principal Executive Offices)	(Zip Code)

(973) 455-0970
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

48,182,000 shares of common stock, par value $0.001 per share, outstanding as of May 11, 2012

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1       Financial Statements

PAZOO, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$296	$3,022
Inventories	3,856	3,360
Prepaid expense	-	696

Total current assets	4,152	7,078
Property and equipment, net	-	-

Total assets	$4,152	$7,078

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$36,072	$24,755
Payroll liabilities	10,401	4,066
Loans payable - related party	18,302	18,302
Interest payable	52	37
Accrued taxes	7	-

Total current liabilities	64,834	47,160

Total liabilities	$64,834	$47,160

Stockholders' equity (deficiency):
Common stock, $0.001 par value; 980,000,000 shares authorized, 48,182,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	3,182	3,182
Preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 3,600,000 and 2,400,000 shares issued and outstanding at March 31, 2012 and December 31, 2011 respectively	3,600	2,400
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Warrants, 3,600,000 and 2,400,000 warrants issued and outstanding at March 31, 2012, and December 31, 2011, respectively	-	-
Additional paid-in capital	12,728	12,728
Additional paid-in capital - preferred stock	176,400	117,600
Retained earnings (accumulated deficit)	(256,592)	(175,992)

Total stockholders' equity (deficiency)	(60,682)	(40,082)

Total liabilities and stockholders' equity (deficiency)	$4,152	$7,078

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	November 16, 2010 (Inception) to March 31, 2012

Net sales	$3,083	$-	$5,263
Cost of goods sold	3,435	-	4,819
Gross profit (loss)	(352)	-	444

Selling, general and administrative expenses	17,525	13,275	81,707
Business advisory	35,000	-	35,000
Loss on advance to vendor	-	-	12,900
Professional fees	17,837	12,500	73,700
Interest expense	15	-	52
Equipment	910	3,904	4,829
Organizational costs	-	699	5,257
Website setup	8,961	12,070	43,591
Total operating expenses	80,248	42,448	257,036

Loss from operations	(80,600)	(42,448)	(256,592)

Provision for income taxes	-	-	-

Net loss	$(80,600)	$(42,448)	$(256,592)

Weighted average common shares outstanding
Basic	48,182,000	48,182,000	48,182,000
Diluted	85,787,906	74,582,000	85,787,906
Net loss per common share
Basic	$-	-	-
Diluted	$-	-	-

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	November 16, 2010 (Inception) to March 31, 2012

Cash flows from operating activities:
Net loss	$(80,600)	$(42,448)	$(256,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventories	(496)		(3,856)
Prepaid expenses and other current assets	696	(25,800)	-
Accounts payable	11,317	-	36,072
Stock issued for services	-	-	15,910
Interest payable	15	-	52
Payroll liabilities	6,335	4,395	10,401
Accrued taxes	7	-	7

Net cash used in operating activities	(62,726)	(63,853)	(198,006)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Loans payable - related party	-	3,819	18,302
Preferred stock	1,200	2,000	3,600
Additional paid-in-capital - preferred stock	58,800	98,000	176,400

Net cash provided by financing activities	60,000	103,819	198,302

Net increase (decrease) in cash and cash equivalents	(2,726)	39,966	296

Cash and cash equivalents beginning of period	3,022	-	-

Cash and cash equivalents end of period	$296	$39,966	$296

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
Unaudited

Note 1 — BASIS OF PRESENTATION

The unaudited financial statements have been prepared by Pazoo, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 — DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Pazoo, Inc. was originally incorporated in the State of Nevada as IUCSS, Inc., and is a development stage company with our operating headquarters in Cedar Knolls, New Jersey as an online retailer and distributer of nutritional foods/supplements, wellness goods, and fitness apparel.  We changed our name on May 9, 2011 to take advantage of unique branding and website opportunities in the health improvement field.    The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7 (FAS7), ""Accounting and Reporting by Development Stage Enterprises"".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing its product to the market.  The Company is in the initial stages of commencing commercial operations as of March 31, 2012.

Use of Estimates

In accordance with Generally Accepted Accounting Principals (GAAP) the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in the notes to the financial statements.

Fair Value of Financial Instruments

For certain of the Company's assets and liabilities, including prepaid expense, the carrying amounts approximate fair value due to their short maturities.  The amounts shown for loan payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Cash and Cash Equivalents

We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

Stock Based Compensation

Total stock based compensation is $15,910 which is comprised of $12,500 for issuance of 2,500,000 shares for executive compensation, and $410 for issuance of 82,000 shares to various individuals for evaluation of our website functionality and beta testing logistics in 2011, and $3,000 for 600,000 shares issued to consultants in 2010.  No stock based compensation shares were issued in the three month period ended March 31, 2012.  ASC 718 "Compensation - Stock Compensation" which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

Internal-use Software and Website Development

Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software.  Costs related to design or maintenance of internal-use software and website development are expensed as incurred.  For the three month periods ended March 31, 2012 and 2011 and the year ended December 31, 2011, no costs were capitalized.  We incurred website hosting and setup expenses, including coding, setup, and search engine optimization for our mini website and main website design, of $8,961 and $12,070 for the periods ended March 31, 2012 and 2011, respectively.

Inventories

Inventory currently consists predominately of goods purchased from third party suppliers and does not include raw materials.  Certain inventory contains expiration dates (“shelf life”) and the efficacy of any product which is held beyond its shelf life may be impaired.  Our inventory reserve is zero.  The company has recently purchased inventory and as such, there are no products that are approaching the end of their shelf life.  Inventory cost is determined using the weighted average cost method.

Income Taxes

Since inception to March 31, 2012, the Company had no reserves for unrecognized tax benefits on the balance sheet.  There are currently no income tax examinations in progress.  The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company files income tax returns in the U.S. federal jurisdiction and in the state of New Jersey. The Company has filed an extension for Federal and State tax returns for the period ended December 31, 2011.

Recent Accounting Pronouncements

In 2011, the FASB issued an ASU which amends guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. As of March 31, 2012, we have no comprehensive income.  We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if shares of convertible preferred stock were converted into shares of common stock and a corresponding accrued 5% dividend, unless the effects of such exercises and conversions would have been anti-dilutive.  At March 31, 2012, there were 3,600,000 shares of Series A Convertible Preferred Stock outstanding which have been included in the calculation of diluted common shares outstanding.  Each share of Series A Convertible Preferred Stock converts, at the option of the holder, into 10 shares of the Company’s common stock.   In addition, 3,600,000 shares which may be acquired pursuant to the warrants issued in conjunction with the Series A Preferred shares have also been included in the calculation of diluted common shares outstanding.  No warrants have been exercised as of March 31, 2012.

	For the period ending March 31, 2012	November 16, 2010 (Inception) to March 31, 2012

Weighted average common shares outstanding
Basic	48,182,000	48,182,000
Diluted	85,787,906	85,787,906
Net income per common share
Basic	$-	$-
Diluted	$-	$-

Note 3 — STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 20 million shares of  $0.001 par value Preferred Stock.  The preferred shares available for issuance are 10,000,000 Series A Convertible Preferred Stock (Series A Preferred Stock), 2,500,000 Series B Non-convertible Preferred Stock (Series B Preferred Stock), and 7,500,000 Series C Non-convertible Preferred Stock (Series C Preferred Stock).   We have issued 3,600,000 shares of Series A Preferred Stock as of March 31, 2012.  No Series B Preferred Stock or Series C Preferred Stock has been issued.

The Series A Preferred Stock is convertible into ten shares of common stock for each Preferred share at the option of the holder, has voting rights, pays a dividend of 5% annually, and matures on February 1, 2013.  The Company shall pay the amount due on the Maturity Date in kind with shares of Common Stock.  The number of shares of Common Stock to be issuable to a Holder on the Maturity Date (the “Maturity Shares”) shall be equal to the quotient of (x) the aggregate Liquidation Preference for such Holder’s Shares on the Maturity Date divided by (y) the Conversion Price in effect as of the Maturity Date.  On or before the third (3rd) Business Day following the Maturity Date (the “Maturity Share Delivery Date”), the Company must deliver to each Holder the Maturity Shares issuable to such Holder.  In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the “Liquidation Preference”) equal to (A) $1,000 per Share held by such Holder, plus (B) a further amount equal to any Dividends accrued but unpaid on such Shares.  If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders.  The Liquidation Preference shall be appropriately adjusted for any stock splits, stock combinations, stock dividends or similar recapitalizations.

The Series B Preferred Stock is non-convertible, does not pay a dividend, and contains voting rights at a ratio of 200 votes for each share of Series B Preferred Stock.  In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the “Liquidation Preference”) equal to $0.001 per Share held by such Holder, or such other amount as any Securities Purchase Agreement under which the Shares are issued may provide.  If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders.  The Liquidation Preference shall be unaffected for any stock splits, stock combinations, stock dividends or similar recapitalizations.

The Series C Preferred Stock is non-convertible and has no voting rights, pays a common stock dividend from 2% to 12% annually, and matures on February 1, 2013.  The Company shall pay the amount due on the Maturity Date in kind with shares of Common Stock.  The number of shares of Common Stock to be issuable to a Holder on the Maturity Date (the “Maturity Shares”) shall be equal to the quotient of (x) the aggregate Liquidation Preference for such Holder’s Shares on the Maturity Date divided by (y) the Conversion Price in effect as of the Maturity Date.  On or before the third (3rd) Business Day following the Maturity Date (the “Maturity Share Delivery Date”), the Company must deliver to each Holder the Maturity Shares issuable to such Holder.  In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the “Liquidation Preference”) equal to (A) $0.001per Share held by such Holder, plus (B) a further amount equal to any Dividends accrued but unpaid on such Shares.  If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders.  The Liquidation Preference shall be appropriately adjusted for any stock splits, stock combinations, stock dividends or similar recapitalizations.

In January 2012, we issued 600,000 Series A Preferred Stock to Integrated Capital Partners, Inc. (ICPI) at a price of $0.05 per share for $30,000 in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

In February 2012, we issued 600,000 Series A Preferred Stock to Integrated Capital Partners, Inc. (ICPI) at a price of $0.05 per share for $30,000 in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

Warrant

Simultaneous with the issuance of Series A Preferred Stock in 2012, we issued 1,200,000 warrants to Integrated Capital Partners, Inc. (ICPI) and each warrant entitles its owner to purchase 1.00 common share for each Series A Preferred Stock at an exercise price of $0.05 per common share thereunder, subject to the terms of the warrant agreement between the warrant agent and us.  The warrants are exercisable three years from the date of issue.  No warrants have been exercised as of March 31, 2012.  These warrants had negligible fair value at the time of issuance.

Common Stock

Common shares outstanding totaled 45,600,000 at December 31, 2010.  In November 2010, Pazoo, Inc. issued stock at inception at no cost per share.  We issued 15,000,000 shares of common stock to our Chief Executive Officer and Director, David Cunic, 15,000,000 shares of common stock to our President and Director, Steve Basloe (however, he requested that 250,000 shares each for his four children be registered in their names), 12,500,000 shares of our common stock to our Chief Financial Officer, Gregory Jung, and 2,500,000 shares of our common stock to our then, Secretary and Treasurer, Gina Morreale.  Also, in November 2010, we issued 600,000 shares of common stock to three consultants for prepaid services to be completed in 2011. Voting rights are non cumulative for the holders of the common shares.  From July 1 to September 30, 2011, we issued 82,000 shares of our common stock to 41 individuals in exchange for evaluation of our website functionality and beta testing logistics.

In September 2011, we issued 2,500,000 shares of our common stock to our Chief Operating Officer, and new Secretary and Treasurer, Ben Hoehn.  Pazoo, Inc. issued this stock to Mr. Hoehn in exchange for $12,500 of services rendered at a price of $0.005 per share.

Total common shares outstanding as of March 31, 2012 were 48,182,000.

Note 4 — RELATED PARTY TRANSACTIONS

Related Party Transactions

David Cunic has ownership interests in Pazoo, Inc. as a Board Member and the CEO of Pazoo.  He is also an owner of DMC Athletics & Rehabilitation, Inc., a physical therapy personal training clinic in Cedar Knolls, New Jersey.  Pazoo subleases office space from 15A Cedar Knolls, NJ 07927, which is also the location of DMC Athletics and Rehabilitation.  Mr. Cunic spends roughly 40 hours per week contributing to the advancement of Pazoo, Inc.  Gina Morreale was previously employed as Secretary/Treasurer for Pazoo, Inc. and was concurrently employed by ICPI, a Series A Convertible Preferred Stock holder.  In September 2011, Ben Hoehn assumed the role of Chief Operating Officer and replaced Gina Morreale as Secretary/Treasurer.

ICPI was previously the investor relations firm for VitaminSpice, LLC, prior to its investment into Pazoo, Inc.  VitaminSpice and Pazoo signed a supply agreement on February 2011.

In April 2012 we entered into a consulting agreement with DMC Athletics & Rehabilitation, Inc. to render such advice, consultation, information, and services to the Directors and/or Officers of Client regarding general business and marketing matters including, but not limited to the following: advice on structure of the organization, organization of sales team, prospecting new partners/vendor relationships and clients, and positioning of Client into promotional and healthcare marketing, whether through Consultant’s website (www.Pazoo.com), or by some other means, as well as professional physical therapy sessions performed by David M. Cunic for Client.  The amount and duration of any physical therapy services performed by David M. Cunic hereunder shall be by mutual agreement of the Consultant and Client and there shall be no minimum required services performed.

Loans Payable - Related Party

Pazoo, Inc. entered into Promissory notes totaling $18,302 with Integrated Capital Partners Incorporated (ICPI) and used the funds for startup and organizational costs.  ICPI is a Series A Preferred stockholder.

Note 5 — CONTRACTUAL COMMITMENTS AND LONG TERM LIABILITIES

Contractual commitments and Long Term Liabilities

Pazoo, Inc. sublets office space at $500 per month from DMC Athletics & Rehabilitation (DMC) for a twelve-month term which commenced on April 1, 2011 and was extended for an additional year to expire on March 31, 2013.  This lease may be extended on a year-to-year basis at the sole option of Pazoo, Inc.  For the term of the sublet period, we have agreed to maintain public liability insurance on the property as stated in the same amounts of DMC’s original lease with the landlord.  We also lease office space at $695 per month from Alaris Business Centers at 5450 East High Street, Phoenix, Arizona, 85054 for a twelve-month term which commenced on January 1, 2012.  This lease is renewable on a 12 month basis.

Note 6 — GOING CONCERN

Going Concern

From November 16, 2010 (inception)  through March 31, 2012, the Company incurred net losses of $256,592.  This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by generating online revenue through an increase of products on our website.  We have spent minimal capital resources on marketing and brand advertising; however, as of the period ended March 31, 2012, we have $5,263 in product revenue since our mini website was launched in August 2011. We had no revenue in the period ended March 31, 2011.

Note 7 — OTHER EXPENSES

Selling, General, and Administrative (SG&A)

For the period ended March 31, 2012, we incurred SG&A payroll, rent, and promotional expenses of $11,855, $2,471, and $1,661 respectively compared to $9,818, $2,393, and $0 respectively for the period ended March 31, 2011.

Business Advisory

For the period ended March 31, 2012, we incurred business advisory expenses of $35,000 through a business advisory agreement with The Vertical Group  (See Exhibit 10.1), compared to $0 business advisory expenses for the period ended March 31, 2011.

Professional Fees

For the period ended March 31, 2012, we incurred accounting expenses and general counsel expenses of $5,092 and $11,000, respectively compared to $5,000 and $7,500 respectively for the period ended March 31, 2011.

Website Setup

For the period ended March 31, 2012, we incurred expenses for website design, data entry, and quarterly SEO (search engine optimization) towards our website setup in the amounts of $3,500, $3,788, and $1,500, respectively compared to $12,070 for website design for the period ending March 31, 2011.  We had no data entry or SEO expenses in the period ended March 31, 2011.

Note 8 — SUBSEQUENT EVENTS

Subsequent Events

On April 5, 2012 we entered into an agreement with Vstock Transfer, LLC as transfer agent to replace Platinum Stock Transfer.

On April 18, 2012 we entered into an agreement with DMC Athletics & Rehabilitation, Inc. to provide advisory services as per our advisory agreement (See Exhibit 10.2).

On April 20, 2012, we issued 200,000 shares of our Series A Preferred Stock, to an accredited investor, Integrated Capital Partners, Inc. (“ICPI”) at $0.05 per share valued at $10,000.

Simultaneous with the issuance of Series A Preferred Stock on April 20, 2012, we issued 200,000 warrants to ICPI and each warrant entitles its owner to purchase one common share for each Series A Preferred Stock at an exercise price of $0.05 per common share thereunder, subject to the terms of the warrant between the warrant agent and us.  The warrants had negligible fair value at the time of issuance.  The warrants are exercisable three years from the date of issue.

On May 9, 2012, FINRA cleared the Vertical Group’s request to submit a quote on the Over-the-Counter (OTC) Bulletin Board for our stock symbol PZOO pursuant to Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934.

Item 2       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-Q, including under “Risk Factors.” You should read the following discussion and analysis together with our unaudited financial statements for the periods specified and the related notes included herein. Further reference should be made to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2012 and March 31, 2011 and for the period November 16, 2010, (inception) to March 31, 2012.

Overview
We were incorporated as a C-Corporation in the State of Nevada as IUCSS, Inc. on November 16, 2010 and we established a fiscal year end of December 31.  On May 9, 2011, we changed our name to Pazoo, Inc. to take advantage of unique branding and website opportunities. We are a start-up e-commerce retailer of nutritional foods/supplements, wellness goods, fitness apparel, and health improvement advice on our website.  Our mission is to deliver healthy cost-effective nutritional products through relationships with leading manufacturers in the health improvement industry.  PAZOO.com is a user-friendly, attractively designed e-commerce portal for total health products.  Pazoo.com’s  mission is to be 1) a leading e-commerce site offering best-in-class health and wellness products for both people and pets; and 2) an important resource for consumers and professionals with diverse information about health and wellness.

Sources of Revenue
With a team of health and wellness experts and other supportive professionals, Pazoo.com is committed to making an impact on its visitors’ health and wellness and producing profit with revenue streams coming from a variety of on line business initiatives.  We do not have any brick and mortar establishments and through March 31, 2012, our primary source of revenue is through www.pazoo.com.  Since November 16, 2010 (our inception) to the period ended March 31, 2012 (the date of the accompanying financial statements) we have generated $5,263 in revenues and have had a cumulative net loss of $256,592.  We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.   We have yet to launch our main website which will offer our full array of product offerings which is still in development.

Critical Accounting Policy and Estimates
Our financial statements  have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations
Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

Net Sales.  We had net sales of $3,083 for the three months ended March 31, 2012, and had no net sales in the three months ended March 31, 2011.  Our website was not functional until August 2011.

Operating Expenses.  Operating expenses consisted of business advisory, general and administrative, professional, website setup, and equipment.  Total expenses increased 89.1% to $80,248 for the three month period ended March 31, 2012 from $42,448 for the three month period ended March 31, 2011.  The components of operating expenses are detailed below.

-	Selling, General and Administrative increased 32.0% to $17,525 from $13,275 in 2012 versus 2011. The increase was attributable to increases in payroll, rent, and travel expenses.
-	Business Advisory increased 100% to $35,000 from $0 in 2012 versus 2011. The increase was attributable to an advisory agreement between Pazoo, Inc. and The Vertical Group (See Exhibit 10.1)
-
Professional fees increased 42.7% to $17,837 from $12,500 in 2012 versus 2011.  The increase was attributable to general counsel and accounting fees for regulatory filings, primarily related to the Registration Statement on Form S-1 which became effective April 6, 2012.

-	Website setup decreased 25.8% to $8,961 from $12,070 in 2012 versus 2011. The decrease was attributable to the substantial completion of much of the website design in 2011.
-	Equipment decreased 76.7% from $3,904 to $910 in 2011 versus 2012. The decrease was attributable to Computer and Internet expenses.

Net Loss.  Our net loss increased to $80,600 for the three months ended March 31, 2012 from $42,448 for the corresponding period in 2011, or an increase of 89%.  The increase is primarily attributable to business advisory expenses.

Liquidity and Capital Resources.  In the three month period ended March 31, 2012, we issued 1,200,000 Series A Preferred Stock to Integrated Capital Partners, Inc. (ICPI) at $0.05 per share valued at $60,000.  We have issued a total of 3,600,000 shares of Series A Preferred Stock to ICPI at a price of $0.05 per share for $180,000.  We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity, however, we do not need to obtain additional funds beyond those committed to us by ICPI to pay those expenses. In the event ICPI fails to invest the funds to which it has committed, additional funding will need to be obtained.  Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our total assets were $4,152 as of March 31, 2012, which consisted of $296 in cash and $3,856 in inventories.  We had a working capital deficit of $60,682 as of March 31, 2012.

Our total liabilities were $64,834 which included accounts payable of $36,072, short term loans of $18,302, payroll liabilities of $10,401, and interest payable of $52.

Our total stockholder’s deficiency as of March 31, 2012 was $60,682 and we had an accumulated deficit of $256,592 through the same period.

We incurred $62,726 in net cash used in operating activities for the three months ended March 31, 2012, which included a net loss of $80,600, which was offset by $11,317 in accounts payable, $6,335 in payroll liabilities, $696 in prepaid expenses, $15 in interest payable, $7 in accrued taxes, and $496 increase in inventories.

We had no cash provided by investing activities in the three month period ended March 31, 2012.

As of March 31, 2012, we had no formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Subsequent Events.

On April 5, 2012 we entered into an agreement with Vstock Transfer, LLC as transfer agent to replace Platinum Stock Transfer.

On April 18, 2012 we entered into an agreement with DMC Athletics & Rehabilitation, Inc.  to provide advisory services as per our consulting advisory agreement.  (See Exhibit 10.2)

On April 20, 2012, we issued 200,000 shares of our Series A Preferred Stock, to an accredited investor, Integrated Capital Partners, Inc. (“ICPI”) at $0.05 per share valued at $10,000.

Simultaneous with the issuance of Series A Preferred Stock on April 20, 2012, we issued 200,000 warrants to ICPI and each warrant entitles its owner to purchase one common share for each Series A Preferred Stock at an exercise price of $0.05 per common share thereunder, subject to the terms of the warrant between the warrant agent and us.  The warrants had negligible fair value at the time of issuance.  The warrants are exercisable three years from the date of issue.

On May 9, 2012, FINRA cleared the Vertical Group’s request to submit a quote on the Over-the-Counter (OTC) Bulletin Board for our stock symbol PZOO in consideration to Rule 6432 and Rule 15c2-11.

Item 3       Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4       Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Gregory Jung in his role as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of March 31, 2012.

We have not made any changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1       Legal Proceedings

None.

Item 1A     Risk Factors

As a “smaller reporting company” as defined by Item 10(f) of Regulation S-K, we are not required to provide information required by this item.

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds

In the three month period ended March 31, 2012, we issued 1,200,000 Series A Preferred Stock to Integrated Capital Partners, Inc. (ICPI) at $0.05 per share valued at $60,000. The proceeds were used for operational expenses to further execute our business plan.

Item 3       Defaults Upon Senior Securities

None.

Item 4       (Reserved)

Item 5       Other Information

None.

Item 6       Exhibits

Exhibit Number	Description
10.1	Business Advisory Agreement (Exhibits omitted)
10.2	DMC Consulting Advisory Agreement
31.1	Certification of David Cunic, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Gregory Jung, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Gregory Jung, Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2012	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

May 11, 2012	PAZOO, INC.

/s/ Gregory Jung
Gregory Jung
Chief Financial Officer