Form 10-Q
period 2012-06-30
Pazoo, Inc.
filed 2012-08-17
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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
  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

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
Yes ☐  No ☒

70,492,000 shares of common stock, par value $0.001 per share, outstanding as of August 15, 2012.

Pazoo, Inc.
Form 10-Q

 Part I – FINANCIAL INFORMATION

Item 1       Financial Statements

PAZOO, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$100,081	$3,022
Receivables	5,890	-
Inventories	5,456	3,360
Prepaid expense	130,302	696

Total current assets	241,729	7,078
Property and equipment, net	-	-

Total assets	$241,729	$7,078

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$8,061	$24,755
Payroll liabilities	-	4,066
Loans payable - related party	18,302	18,302
Interest payable	67	37
Accrued taxes	29	-

Total current liabilities	26,459	47,160

Total liabilities	$26,459	$47,160

Stockholders' equity (deficiency):
Common stock, $0.001 par value; 980,000,000 shares authorized, 62,492,000 and 48,182,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	17,492	3,182
Preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 5,595,306 and 4,515,306 shares issued and outstanding, respectively, at June 30, 2012. 2,400,000 shares issued and outstanding and December 31, 2011.	4,515	2,400
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,375,000 and no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	-
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Warrants, 7,500,000 and 2,400,000 warrants issued and outstanding at June 30, 2012, and December 31, 2011, respectively	-	-
Additional paid-in capital	69,968	12,728
Additional paid-in capital - preferred stock	446,250	117,600
Retained earnings (accumulated deficit)	(322,955)	(175,992)

Total stockholders' equity (deficiency)	215,270	(40,082)

Total liabilities and stockholders' equity (deficiency)	$241,729	$7,078

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011		For the six months ended June 30, 2012	For the six months ended June 30, 2011	November 16, 2010 (Inception) to June 30, 2012
Net sales
Service Revenue	$45,000	$		$45,000	$-	$45,000
Merchandise Sales	3,227		75	6,309	75	8,488
Total Income	48,227		75	51,309	75	53,488

Cost of goods sold
Service Revenue	-		-	-	-	-
Merchandise Sales	3,526		195	6,962	195	9,221
Total Cost of Goods Sold	3,526		195	6,962	195	9,221
Gross profit (loss)	44,701		(120)	44,347	(120)	44,267

Selling, general and administrative expenses	54,748		10,808	72,272	21,766	135,580
Business advisory	-		-	35,000	-	35,000
Loss on advance to vendor	-		-	-	-	12,900
Professional fees	33,781		18,526	51,618	31,026	107,481
Interest expense	15		-	30	-	67
Equipment	-		-	910	3,904	4,828
Organizational costs	-		2,468	-	3,167	5,257
Website setup	17,755		5,070	26,715	17,139	61,344
Total operating expenses	106,299		36,872	186,545	77,002	362,457

Loss from operations	(61,598)		(36,992)	(142,198)	(77,122)	(318,190)

Provision for income taxes	-		-	-	-	-

Net loss	$(61,598)		$(36,992)	$(142,198)	$(77,122)	$(318,190)

Weighted average common shares outstanding
Basic	54,870,352		45,600,000	51,526,176	45,600,000	47,928,524
Diluted	54,870,352		45,600,000	51,526,176	45,600,000	47,928,524
Net loss per common share
Basic	$-		$-	$-	$-	$-
Diluted	$-		$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011	November 16, 2010 (Inception) to June 30, 2012

Cash flows from operating activities:
Net loss	$(142,198)	$(77,122)	$(318,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	17,550	-	33,460
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,890)	(75)	(5,890)
Increase in inventories	(2,096)	(1,365)	(5,456)
Increase in prepaid expenses and other current assets	(129,606)	(12,900)	(130,302)
Increase (decrease) in accounts payable	(16,694)	13,624	8,061
Increase in interest payable	30	-	67
Increase (decrease) in payroll liabilities	(4,066)	2,078	-
Increase in accrued taxes	29	-	29

Net cash used in operating activities	(282,941)	(75,760)	(418,221)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Loans payable - related party	-	6,527	18,302
Common stock	-	-	-
Additional paid-in capital	-	-	-
Preferred stock	3,100	2,000	5,500
Additional paid-in capital - preferred stock	376,900	98,000	494,500

Net cash provided by financing activities	380,000	106,527	518,302

Net increase in cash and cash equivalents	97,059	30,767	100,081

Cash and cash equivalents beginning of period	3,022	-	-

Cash and cash equivalents end of period	$100,081	$30,767	$100,081

Supplemental Disclosure of Noncash Financing Activities
Conversion of 1,080,000 shares of Preferred Stock, Series A 10 10,800,000 shares of Common Stock	$54,000	$-	$54,000

Preferred Stock Dividend - 95,306 shares Preferred Stock, Series A	$4,765	$-	$4,765

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)

DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Note 1 – BASIS OF PRESENTATION

The unaudited financial statements have been prepared by Pazoo, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The results for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Pazoo, Inc. was originally incorporated in the State of Nevada as IUCSS, Inc., and is a development stage company with our operating headquarters in Cedar Knolls, New Jersey as a leading health and wellness social community to provide information, services, and online products for improvement of everyday living through our website.  We changed our name on May 9, 2011 to take advantage of unique branding and website opportunities in the health improvement field.    The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7 (FAS7), "Accounting and Reporting by Development Stage Enterprises".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing unique product offerings to the market.  As of June 30, 2012 we are in the initial stages of commencing commercial operations.

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

Fair Value of Financial Instruments

For certain of the Company's assets and liabilities, including accounts receivable, prepaid expenses, and accounts payable, the carrying amounts approximate fair value due to their short maturities.  The amounts shown for loan payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Cash and Cash Equivalents

We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

Stock Based Compensation

Total stock based compensation is $33,460.  Stock based compensation shares issued in the three month period ended June 30, 2012 totaled $17,550 for 3,510,000 shares issued to consultants.  ASC 718 "Compensation - Stock Compensation" which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

Internal-use Software and Website Development

Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software.  Costs related to design or maintenance of internal-use software and website development are expensed as incurred.  For the three month period ended June 30, 2012 and the year ended December 31, 2011, no costs were capitalized.  We incurred website hosting and setup expenses, including coding, setup, and search engine optimization for our mini website and main website design, of $17,755 and $5,070 for the three month periods ended June 30, 2012 and 2011, respectively.

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

Income Taxes

Since inception to June 30, 2012, the Company had no reserves for unrecognized tax benefits on the balance sheet.  There are currently no income tax examinations in progress.  The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company files income tax returns in the U.S. federal jurisdiction and in the state of New Jersey. The Company has filed an extension for Federal and State tax returns for the period ended December 31, 2011.

Recent Accounting Pronouncements

As of June 30, 2012, the Company does not expect any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if shares of convertible preferred stock were converted into shares of common stock and a corresponding accrued 5% dividend, unless the effects of such exercises and conversions would have been anti-dilutive.  At June 30, 2012, there were 5,595,306 shares of Series A Convertible Preferred Stock outstanding which have not been included in the calculation of diluted common shares outstanding, given that these contingent stock issuances would have an anti-dilutive effect on earnings per share.  Each share of Series A Convertible Preferred Stock converts, at the option of the holder, into 10 shares of the Company’s common stock.   In addition, 7,500,000 shares which may be acquired pursuant to outstanding warrants have also not been included in the calculation of diluted common shares outstanding.  No warrants have been exercised as of June 30, 2012.

	For the three month period ended June 30,	November 16, 2010 (Inception) to June 30,
	2012	2012
Weighted average common shares outstanding
Basic	54,870,352	47,928,524
Diluted	54,870,352	47,928,524
Net income per common share
Basic	$-	$-
Diluted	$-	$-

Note 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 20 million shares of $0.001 par value Preferred Stock.  The preferred shares available for issuance are 10,000,000 Series A Convertible Preferred Stock (Series A Preferred Stock), 2,500,000 Series B Non-convertible Preferred Stock (Series B Preferred Stock), and 7,500,000 Series C Non-convertible Preferred Stock (Series C Preferred Stock).   As of June 30, 2012, we have 5,595,306 and 4,420,000 shares of Series A Preferred Stock issued and outstanding, respectively. Also, as of June 30, 2012, we have 1,375,000 shares of Series B Preferred Stock issued and outstanding. No Series C Preferred Stock has been issued.

The Series A Preferred Stock is convertible into ten shares of common stock for each Preferred share at the option of the holder, does not have voting rights, pays a Series A Preferred Stock dividend of 5% annually, and matures on February 1, 2013.  The Company shall pay the amount due on the Maturity Date in kind with shares of Common Stock.  The number of shares of Common Stock to be issuable to a Holder on the Maturity Date (the “Maturity Shares”) shall be equal to the quotient of (x) the aggregate Liquidation Preference for such Holder’s Shares on the Maturity Date divided by (y) the Conversion Price in effect as of the Maturity Date.  On or before the third (3rd) Business Day following the Maturity Date (the “Maturity Share Delivery Date”), the Company must deliver to each Holder the Maturity Shares issuable to such Holder.  In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the “Liquidation Preference”) equal to (A) $1,000 per Share held by such Holder, plus (B) a further amount equal to any Dividends accrued but unpaid on such Shares.  If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders.  The Liquidation Preference shall be appropriately adjusted for any stock splits, stock combinations, stock dividends or similar recapitalizations.

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

In April and May 2012, we issued 1,400,000 Series A Preferred Stock to Integrated Capital Partners, Inc. (ICPI) at a price of $0.05 per share for $70,000 in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.  This investment completes the investment commitment under the January 3, 2011 Investment Agreement (See Exhibit 99.1 of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In May 2012, ICPI converted 1,080,000 shares of Series A Convertible Preferred Stock into 10,800,000 shares of Common Stock pursuant to ICPI’s Investment Agreement dated January 3, 2011 (See Exhibit 99.1 of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In June 2012, we issued 500,000 Series A Preferred Stock to ICPI at a price of $0.50 per share for $250,000 in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act (See Exhibit 99 Investment Agreement June 1, 2012).

Also in June 2012, we issued to ICPI 95,306 shares of Series A Preferred Stock which represents payment of the 5% stated Series A Convertible Preferred Stock dividend (through December 31, 2011) as set forth in the January 3, 2011 Investment Agreement.

Warrants

Simultaneous with the issuance of Series A Preferred Stock in the three month period ending June 30, 2012, we issued 1,400,000 warrants to ICPI which entitles its owner to purchase one common share for each Series A Preferred Stock at an exercise price of $0.05 per common share thereunder, subject to the terms of the warrant agreement between the warrant agent and us.  Under the Investment Agreement June 1, 2012 we also issued 500,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $0.75, subject to the terms of the warrant agreement between the warrant agent and us.  The warrants are exercisable three years from the date of issue.  No warrants have been exercised as of June 30, 2012.  These warrants had negligible fair value at the time of issuance.

In connection with a business advisory agreement, and as part compensation paid to Gotham Capital (Gotham), we issued 2,000,000 common stock purchase warrants exercisable on a cashless basis for a term of two (2) years from April 6, 2014 to April 5, 2016 at an exercise price of $0.01 per share.  Details of this agreement can be requested from the Company upon execution of a non-disclosure agreement (NDA), if appropriate.

Common Stock

Common shares outstanding totaled 45,600,000 at December 31, 2010.  In November 2010, Pazoo, Inc. issued stock at inception at no cost per share.  We issued 15,000,000 shares of common stock to our Chief Executive Officer and Director, David Cunic, 15,000,000 shares of common stock to our President and Director, Steve Basloe (however, he requested that 250,000 shares each for his four children be registered in their names), 12,500,000 shares of our common stock to our Chief Financial Officer, Gregory Jung, and 2,500,000 shares of our common stock to our then, Secretary and Treasurer, Gina Morreale.  Also, in November 2010, we issued 600,000 shares of common stock to three consultants for prepaid services to be completed in 2011. Voting rights are non-cumulative for the holders of the common shares.  From July 1 to September 30, 2011, we issued 82,000 shares of our common stock to 41 individuals in exchange for evaluation of our website functionality and beta testing logistics.

In September 2011, we issued 2,500,000 shares of our common stock to our Chief Operating Officer, and new Secretary and Treasurer, Ben Hoehn.  Pazoo, Inc. issued this stock to Mr. Hoehn in exchange for $12,500 of services rendered at a price of $0.005 per share.

In May 2012, we issued 10,800,000 shares of common stock as a result of a conversion of 1,080,000 shares of Series A Preferred Stock at a ratio of 10:1.  We also issued 3,510,000 shares of common stock to six consultants for prepaid services to be performed in 2012 and 2013.

Total common shares outstanding as of June 30, 2012 were 62,492,000.

Note 4 – RELATED PARTY TRANSACTIONS

Related Party Transactions

David Cunic has ownership interests in Pazoo, Inc. and is a Board Member and the CEO of Pazoo.  He is also an owner of DMC Athletics & Rehabilitation, Inc. (DMC), a physical therapy personal training clinic in Cedar Knolls, New Jersey.  Pazoo subleases office space from 15A Saddle Road, Cedar Knolls, NJ 07927, which is also one of the locations of DMC.  Mr. Cunic spends roughly 40 hours per week contributing to the advancement of Pazoo, Inc.  Gina Morreale was previously employed as Secretary/Treasurer for Pazoo, Inc. and was concurrently employed by ICPI, a Series A Convertible Preferred Stock holder.  In September 2011, Ben Hoehn assumed the role of Chief Operating Officer and replaced Gina Morreale as Secretary/Treasurer.

ICPI was previously the investor relations firm for VitaminSpice, LLC, prior to its investment into Pazoo, Inc.  VitaminSpice and Pazoo signed a supply agreement on February 2011.

In April 2012 we entered into a Consulting Advisory Agreement (See, Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012) with DMC to render such advice, consultation, information, and services to the Directors and/or Officers of DMC regarding general business and marketing matters including, but not limited to the following: advice on structure of the organization, organization of sales team, prospecting new partners/vendor relationships and clients, and positioning of DMC into promotional and healthcare marketing, whether through the Company’s website (www.Pazoo.com), or by some other means, as well as professional physical therapy sessions performed by David M. Cunic for DMC.  The amount and duration of any physical therapy services performed by David M. Cunic hereunder shall be by mutual agreement of the Company and DMC and there shall be no minimum required services performed.

Loans Payable- Related Party

Pazoo, Inc. entered into Promissory notes totaling $18,302 with ICPI and used the funds for startup and organizational costs.  ICPI is a Series A Preferred stockholder.

Note 5 – CONTRACTUAL COMMITMENTS AND LONG TERM LIABILITIES

Contractual commitments and Long Term Liabilities

Pazoo, Inc. sublets office space at $500 per month from DMC for a twelve-month term which commenced on April 1, 2011 and was extended for an additional year to expire on March 31, 2013.  This lease may be extended on a year-to-year basis at the sole option of Pazoo, Inc.  For the term of the sublet period, we have agreed to maintain public liability insurance on the property as stated in the same amounts of DMC’s original lease with the landlord.  We also lease office space at $695 per month from Alaris Business Centers at 5450 East High Street, Phoenix, Arizona, 85054 for a twelve-month term which commenced on January 1, 2012.  This lease is renewable on a 12 month basis.

Note 6 – GOING CONCERN

Going Concern

From November 16, 2010 (inception) through June 30, 2012, the Company incurred net losses of $318,190.  This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by generating online revenue through an increase of products on our website.

Note 7 – OTHER EXPENSES

Selling, General, and Administrative (SG&A)

For the three month period ended June 30, 2012, we incurred payroll expenses of $42,729 compared to $0 for the three month period ended June 30, 2011.  The increase was attributed to salary expenses for David Cunic, Benjamin Hoehn, and Gregory Jung.

Professional Fees

For the three month period ended June 30, 2012, we incurred accounting, legal, and transfer agent expenses of $6,000, $12,408, and $8,469, respectively compared to $7,500, $10,226, and $800, respectively for the three month period ended June 30, 2011.  The decrease in accounting fees was mainly due to prepayment of year end accounting fees for our audited financials for inclusion in our S-1 registration statement.  The increase in legal fees was attributed to additional reporting requirements (8-K events) in conjunction with being a newly reporting public company.  The increase in transfer agent fees was mainly due to additional issuances of Series A Preferred Stock, additional issuances of common stock, and conversion of Series A Preferred Stock.

Website Setup

For the three month period ended June 30, 2012, we incurred expenses for website updates and website design of $15,070 and $1,800, respectively, compared to $4,950 for only website design for the period ended June 30, 2011.  The increase was attributable to fully launching our website with additional products, experts, and an investor relations page.

Note 8 – SUBSEQUENT EVENTS

Subsequent Events

In July 2012 we signed a financial marketing services agreement with Equities Awareness Group (Equities AG) for $50,000 and 3,000,000 shares of restricted common stock.  We subsequently issued 2,000,000 warrants that will not be exercisable until April 6, 2014 and will expire on April 6, 2015.

In July 2012 ICPI converted 400,000 shares of Series A Preferred Stock into 4,000,000 shares of Common Stock pursuant to ICPI’s Investment Agreement dated January 3, 2011, a copy of which was filed with the Company’s Form S-1 on November 18, 2011.

In July 2012, Steve Basloe assumed the role of Chairman of the Board of Directors, replacing David Cunic.  While Mr. Cunic had done a good job during his tenure as Chairman of the Board of Directors, Mr. Basloe’s vast experience was deemed an enormous asset to the Company and it was determined that he would be best qualified to be the Chairman of the Board of Directors for the prosperity of the Company going forward.

In August 2012 we issued 1,000,000 shares of restricted common stock and a warrant to purchase 4,000,000 shares of Pazoo, Inc. common stock at an exercise price of $0.01 to Maiella Investment Holdings.  The warrants will not be exercisable until April 6, 2013 and will expire on April 6, 2014.

In August 2012, we issued 1,500,000 Series A Preferred Stock to ICPI at a price of $0.50 per share for $750,000 pursuant to the Investment Agreement dated June 1, 2012 (See Exhibit 99) in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

Simultaneous with the purchase of Series A Preferred Stock in August 2012, we issued 1,500,000 warrants to ICPI and each warrant entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $0.75 per Series A Preferred thereunder, subject to the terms of the warrant agreement between the warrant agent and us. The warrants are exercisable three years from the date of issue.  (See Exhibit B of Exhibit 99, Investment Agreement June 1, 2012).

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended June 30, 2012 and June 30, 2011, along with our results of operations for the six months ended June 30, 2012, and June 30, 2011.

Overview
We were incorporated as a C-Corporation in the State of Nevada as IUCSS, Inc. on November 16, 2010 and we established a fiscal year end of December 31.  On May 9, 2011, we changed our name to Pazoo, Inc. to take advantage of unique branding and website opportunities. We are a start-up health and wellness social community that has developed its website (www.pazoo.com) to provide information, services, and online products for improvement of everyday living.  Our mission is to deliver healthy cost-effective nutritional products through relationships with leading manufacturers in the health improvement industry.   Pazoo.com’s  mission is to be: 1) a leading social community offering best-in-class health and wellness products for both people and pets; and 2) an important resource for consumers and professionals with diverse information about health and wellness.  We have recently updated our website to include the addition of various new experts, multiple new product offerings, user friendly navigation, and a new upgraded backend processing system developed specifically for Pazoo.

Sources of Revenue
With a team of health and wellness experts and other supportive professionals, Pazoo.com is committed to making an impact on its visitors’ health and wellness while producing profit with revenue streams coming from a variety of business initiatives.  We look to generate revenue through three main sources: 1) website, 2) direct response, and 3) brick and mortar.  However, we are currently only generating revenue through our website and this consists of information services and products, experts, advertisements, and consulting revenue.  Since November 16, 2010 (our inception) to the period ended June 30, 2012 (the date of the accompanying financial statements) we have generated $53,488 in total revenues, which is comprised of $8,488 in merchandise revenues and $45,000 in service revenues and we have a cumulative net loss of $318,190.  We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

Results of Operations
Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

Net Sales.  We had net sales of $48,227 comprised of $45,000 service revenue and $3,227 merchandise revenue for the three months ended June 30, 2012, and had no service revenue and $75 merchandise revenue in the three months ended June 30, 2011.  The merchandise revenue increase was attributable to a fully functioning website which led to a larger selection of product offerings and a larger customer base while the service revenue increase was the result of a Consulting Advisory Agreement with DMC (See Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012).  Our website (www.pazoo.com) was functional in limited form beginning August 2011 and was recently expanded and built out in the three month period ending June 30, 2012.

Operating Expenses.  Operating expenses consisted of general and administrative, professional fees, and website setup.  Total expenses increased 188% to $106,299 for the three month period ended June 30, 2012 from $36,872 for the three month period ended June 30, 2011.  The components of operating expenses are detailed below.

-	Selling, General and Administrative increased 407% to $54,748 from $10,808, in 2012 versus 2011. We incurred payroll expenses of $42,729 in the three month period ended June 30, 2012 compared to $0 for the three month period ended June 30, 2011. The increase was attributed to salary expenses for David Cunic, Benjamin Hoehn, and Gregory Jung.

-	Professional fees increased 82% to $33,781 from $18,526 in 2012 versus 2011. We incurred accounting, legal, and transfer agent expenses of $6,000, $12,408, and $8,469, respectively compared to $7,500, $10,226, and $800, respectively for the period ended June 30, 2011. The decrease in accounting fees was mainly due to prepayment of year end accounting fees for our audited financials in the three month period ended June 30, 2011 for inclusion in our S-1 registration statement. The increase in legal fees was attributed to additional reporting requirements in the three month period ended June 30, 2012 (8-K events) in conjunction with being a newly reporting public company. The increase in transfer agent fees was mainly due to additional issuances of Series A Preferred Stock, additional issuances of common stock, and conversion of Series A Preferred Stock in the three month period ended June 30, 2012.

-	Website setup increased 250% to $17,755 from $5,070 in 2012 versus 2011. We incurred expenses for website updates and website design of $15,070 and $1,800, respectively, compared to $4,950 for only website design for the period ending June 30, 2011. The increase was attributable to continuing to develop our website with additional products, additional expert listings, a new backend credit card processing system, and a newly introduced investor relations page.

Net Loss.  Our net loss increased to $61,598 for the three months ended June 30, 2012 from $36,992 for the corresponding period in 2011, or an increase of 67%.  The increase is primarily attributable to selling, general and administrative, professional, and website expenses as described above.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

Operating Expenses

Net Sales.  We had net sales of $51,309 comprised of $45,000 service revenue and $6,309 merchandise revenue for the six months ended June 30, 2012, and had no service revenue and $75 merchandise revenue in the six months ended June 30, 2011.  We signed a Consulting Advisory Agreement to provide consulting services to DMC in the six months ended June 30, 2012.  (See Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012).

Operating Expenses.  Operating expenses consisted of general and administrative, business advisory, professional fees, and website setup.  Total expenses increased 142% to $186,545 for the six month period ended June 30, 2012 from $77,002 for the six month period ended June 30, 2011.  The components of operating expenses are detailed below.

-	Selling, General and Administrative increased 233% to $72,272 from $21,686, in 2012 versus 2011. We incurred payroll expenses of $54,584 in the six month period ended June 30, 2012 compared to $9,818 for the six month period ended June 30, 2011. The increase was attributed to salary expenses for David Cunic, Benjamin Hoehn, and Gregory Jung.

-	Business Advisory increased 100% to $35,000 from $0 in 2012 versus 2011. The increase was attributable to an advisory agreement between Pazoo, Inc. and The Vertical Group (See Exhibit 10.1, of the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012).

-
Professional fees increased 66% to $51,618 from $31,026 in 2012 versus 2011. We incurred accounting, legal, and transfer agent expenses of $11,092, $23,408, and $8,469, respectively compared to $12,500, $17,720, and $800, respectively for the period ended June 30, 2011. The decrease in accounting fees was mainly due to prepayment of year end accounting fees for our audited financials in the six month period ended June 30, 2011 for inclusion in our S-1 registration statement. The increase in legal fees was attributed to additional reporting requirements in the six month period ended June 30, 2012 (8-K events) in conjunction with being a newly reporting public company. The increase in transfer agent fees was mainly due to additional issuances of Series A Preferred Stock, additional issuances of common stock, and conversion of Series A Preferred Stock in the six month period ended June 30, 2012.

-
Website setup increased 56% to $26,715 from $17,139 in 2012 versus 2011. We incurred expenses for website updates and website design of $15,070 and $5,300, respectively, compared to $16,900 for only website design for the period ending June 30, 2011. The increase was attributable to continuing to develop our website with additional products, additional expert listings, a new backend credit card processing system, and a newly introduced investor relations page.

Net Loss.  Our net loss increased to $142,198 for the six months ended June 30, 2012 from $77,122 for the corresponding period in 2011, or an increase of 84%.  The increase is primarily attributable to selling, general and administrative, business advisory, professional, and website expenses as described above.

Liquidity and Capital Resources.  In the six month period ended June 30, 2012, we issued 3,195,306 Series A Preferred Stock to ICPI which was comprised of 2,600,000 shares at $0.05 per share valued at $130,000 and 500,000 shares at $0.50 per share valued at $250,000. In addition, we issued 95,306 shares pursuant to a 5% dividend as per the Investment Agreement of January 2011 (For dividend information See Exhibit 99.1 of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).  This additional capital was used for prepayment of marketing and branding expenses, investor relations expenses, and operational expenses.  We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity, however, we do not need to obtain additional funds beyond those committed to us by ICPI to pay those expenses.  Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our total assets were $241,729 as of June 30, 2012, which mainly consisted of $100,081 in cash and $130,302 in prepaid expenses, $5,890 in accounts receivable and $5,456 in inventories.  We paid $71,500 in a non-recurring prepaid expense to MoneyTV for advertising and promotion consisting of commercials to air the weeks of September 9, September 23, September 30, and October 14, 2012, and for a guest appearance on Money TV.  We had working capital of $215,270 as of June 30, 2012.

Our total liabilities were $26,459 which included accounts payable of $8,061, short term loans of $18,302, interest payable of $67 and taxes payable of $29.

Our total stockholder’s equity as of June 30, 2012 was $215,270 and we had an accumulated deficit of $322,955 through the same period.

We incurred $282,941 in net cash used in operating activities for the six months ended June 30, 2012, which included a net loss of $142,198, and was offset by stock issued for non-employee compensation of $17,550, and was in large part due to $129,606 in prepaid expenses to consultants.  We signed a media and advertising agreement with MoneyTV for $71,500 and prepaid Heimerl Law Firm $27,160 for general counsel expenses.

We had no cash provided by investing activities in the six month period ended June 30, 2012.

As of June 30, 2012, we had no formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Subsequent Events.

In July 2012 we signed a financial marketing services agreement with Equities Awareness Group (Equities AG) for $50,000 and 3,000,0000 shares of restricted common stock.  We subsequently issued 2,000,000 warrants that will not be exercisable until April 6, 2014 and will expire on April 6, 2015.

In July 2012 ICPI converted 400,000 shares of Series A Preferred Stock into 4,000,000 shares of Common Stock pursuant to ICPI’s Investment Agreement dated January 3, 2011, a copy of which was filed with the Company’s Form S-1 on November 18, 2011.

In July 2012, Steve Basloe assumed the role of Chairman of the Board of Directors, replacing David Cunic.  While Mr. Cunic had done a good job during his tenure as Chairman of the Board of Directors, Mr. Basloe’s vast experience was deemed an enormous asset to the Company and it was determined that he would be best qualified to be the Chairman of the Board of Directors for the prosperity of the Company going forward.

In August 2012 we issued 1,000,000 shares of restricted common stock and a warrant to purchase 4,000,000 shares of Pazoo, Inc. common stock at an exercise price of $0.01 to Maiella Investment Holdings.  The warrants will not be exercisable until April 6, 2013 and will expire on April 6, 2014.

In August 2012, we issued 1,500,000 Series A Preferred Stock to ICPI at a price of $0.50 per share for $750,000 pursuant to a new Investment Agreement dated June 1, 2012 (See Exhibit 99, Investment Agreement June 1, 2012) in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

Simultaneous with the purchase of Series A Preferred Stock, we issued 1,500,000 warrants to ICPI and each warrant entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $0.75 per common share thereunder, subject to the terms of the warrant agreement between the warrant agent and us. The warrants are exercisable three years from the date of issue.  (See Exhibit B of Exhibit 99, Investment Agreement June 1, 2012).

Item 3       Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4       Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Gregory Jung in his role as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of June 30, 2012.

We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1       Legal Proceedings

None.

Item 1A     Risk Factors

As a “smaller reporting company” as defined by Item 10(f) of Regulation S-K, we are not required to provide information required by this item.

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds

In April 2012, we issued 200,000 Series A Preferred Stock to ICPI at a price of $0.05 per share for $10,000 in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act (See Exhibit 99.1 of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In May 2012, we issued 1,200,000 Series A Preferred Stock to ICPI at a price of $0.05 per share for $60,000 in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.  This investment completed the investment commitment under the January 3, 2011 Investment Agreement (See Exhibit 99.1 of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In June 2012, we issued 500,000 Series A Preferred Stock to ICPI at a price of $0.50 per share for $250,000 in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act (See Exhibit 99, Investment Agreement June 1, 2012).

Also in June 2012, we issued to ICPI 95,306 shares of Series A Preferred Stock which represents payment of the 5% stated Series A Convertible Preferred Stock dividend (through December 31, 2011) as set forth in the January 3, 2011 Investment Agreement (See Exhibit 99.1 of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

The proceeds were used for operational expenses and prepayments to media, advertising, investor relations, and business advisory consultants to further execute our business plan.

Item 3       Defaults Upon Senior Securities

None.

Item 4       (Reserved)

Item 5       Other Information

None.

Item 6       Exhibits

Exhibit Number	Description

31.1	Certification of David Cunic, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Gregory Jung, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Gregory Jung, Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Investment Agreement June 1, 2012.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2012	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

August 15, 2012	PAZOO, INC.

/s/ Gregory Jung
Gregory Jung
Chief Financial Officer