Form 10-Q
period 2012-09-30
Pazoo, Inc.
filed 2012-11-13
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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
Yes ☐ No ☒

74,429,500 shares of common stock, par value $0.001 per share, outstanding as of November 12, 2012

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1       Financial Statements

PAZOO, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$252,524	$3,022
Accounts receivable	43,360	-
Inventories	5,423	3,360
Prepaid expenses	1,698,872	696

Total current assets	2,000,179	7,078
Property and equipment, net	-	-

Total assets	$2,000,179	$7,078

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$46,665	$24,755
Payroll liabilities	7,856	4,066
Loans payable - related party	18,302	18,302
Interest payable	82	37
Accrued taxes	11	-

Total current liabilities	72,916	47,160

Total liabilities	$72,916	$47,160

Stockholders' equity (deficiency):
Common stock, $0.001 par value; 980,000,000 shares authorized, 74,429,500 and 48,182,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	29,430	3,182
Preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 5,485,306 and 4,515,306 shares issued and outstanding, respectively, at September 30, 2012. 2,400,000 shares issued and outstanding and December 31, 2011.	5,485	2,400
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,375,000 and no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Warrants, 13,000,000 and 2,400,000 warrants issued and outstanding at September 30, 2012, and December 31, 2011, respectively	-	-
Additional paid-in capital - stock and stock equivalents	2,120,656	12,728
Additional paid-in capital - preferred stock	1,168,780	117,600
Retained earnings (accumulated deficit)	(1,397,088)	(175,992)

Total stockholders' equity (deficiency)	1,927,263	(40,082)

Total liabilities and stockholders' equity (deficiency)	$2,000,179	$7,078

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011	November 16, 2010 (Inception) to September 30, 2012

Net sales
Service Revenue	$45,000	$-	$90,000	$-	$90,000
Merchandise Sales	4,497	561	10,806	636	12,986
Total Income	49,497	561	100,806	636	102,986
Cost of goods sold
Service Revenue	-	-	-	-	-
Merchandise Sales	4,262	315	11,225	390	13,483
Total Cost of Goods Sold	4,262	315	11,225	390	13,483
Gross profit (loss)	45,235	246	89,581	246	89,503

Selling, general and administrative expenses	647,249	25,777	719,520	49,980	782,829
Business advisory	-	-	35,000	-	35,000
Loss on advance to vendor	-	-	-	-	12,900
Professional fees	438,459	6,086	490,077	37,112	545,940
Interest expense	15	21	45	21	82
Equipment	-	-	910	3,904	4,828
Organizational costs	-	475	-	3,642	5,258
Website setup	33,643	10,120	60,358	27,260	94,988
Total operating expenses	1,119,366	42,479	1,305,910	121,919	1,481,825

Loss from operations	(1,074,131)	(42,233)	(1,216,329)	(121,673)	(1,392,322)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,074,131)	$(42,233)	$(1,216,329)	$(121,673)	$(1,392,322)

Weighted average common shares outstanding
Basic	69,389,690	48,182,000	57,524,144	48,182,000	50,815,113
Diluted	69,389,690	48,182,000	57,524,144	48,182,000	50,815,113
Net loss per common share
Basic	$(0.02)	-	$(0.02)	-	(0.03)
Diluted	$(0.02)	-	$(0.02)	-	(0.03)

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended Septlember 30, 2012	For the nine months ended September 30, 2011	November 16, 2010 (Inception) to September 30, 2012

Cash flows from operating activities:
Net loss	$(1,216,329)	$(121,673)	$(1,392,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	2,053,674	12,910	2,069,585
Changes in operating assets and liabilities:
Increase in accounts receivable	(43,360)	-	(43,360)
Increase in inventories	(2,063)	(1,050)	(5,423)
Increase in prepaid expenses and other current assets	(1,698,176)	(9,900)	(1,698,872)
Increase in accounts payable	21,910	8,527	46,665
Increase in interest payable	45	21	82
Increase in payroll liabilities	3,790	2,079	7,856
Increase in accrued taxes	11	-	11

Net cash used in operating activities	(880,498)	(109,086)	(1,015,778)

Cash flows from investing activities:

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Loans payable - related party	-	11,687	18,302
Common stock	-	-	-
Additional paid-in capital	-	-	-
Preferred stock	4,600	2,000	7,000
Additional paid-in capital - preferred stock	1,125,400	98,000	1,243,000

Net cash provided by financing activities	1,130,000	111,687	1,268,302

Net increase in cash and cash equivalents	249,502	2,601	252,524

Cash and cash equivalents beginning of period	3,022	-	-

Cash and cash equivalents end of period	$252,524	$2,601	$252,524

Supplemental Disclosure of Noncash Financing Activities
Conversion of 1,080,000 shares of Preferred Stock, Series A to 10,800,000 shares of Common Stock	$54,000	$-	$54,000

Preferred Stock Dividend - 95,306 shares Preferred Stock, Series A	$4,765	$-	$4,765

Conversion of 530,000 shares of Preferred Stock, Series A to 5,300,000 shares of Common Stock	$26,500	$-	$26,500

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
Unaudited

Note 1 – BASIS OF PRESENTATION

The unaudited financial statements have been prepared by Pazoo, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Note 2 – DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

Pazoo, Inc. was originally incorporated in the State of Nevada as IUCSS, Inc., and is a development stage company with our operating headquarters in Cedar Knolls, New Jersey as a leading health and wellness social community to provide information, services, and online products for improvement of everyday living through our website.  We changed our name on May 9, 2011 to take advantage of unique branding and website opportunities in the health improvement field.    The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7 (FAS7), "Accounting and Reporting by Development Stage Enterprises".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing unique product offerings to the market.  The Company is in the initial stages of commencing commercial operations as of September 30, 2012.

Use of Estimates

In accordance with Generally Accepted Accounting Principles (GAAP) the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

Stock Based Compensation

Total stock based compensation is $2,069,585.  Stock based compensation shares issued in the nine month period ended September 30, 2012 totaled $2,053,674 for 10,147,500 shares issued to consultants.  ASC 718 "Compensation - Stock Compensation" which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity-Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date, the performance completion date, or the contract date.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

Internal-use Software and Website Development

Costs incurred to develop software for internal use and our websites are capitalized and amortized over the estimated useful life of the software.  Costs related to design or maintenance of internal-use software and website development are expensed as incurred.  For the three month period ended September 30, 2012 and the year ended December 31, 2011, no costs were capitalized.  We incurred website hosting and setup expenses, including updates and search engine optimization for our main website, of $33,643 and $10,120 for the three month periods ended September 30, 2012 and 2011, respectively.

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

Income Taxes

Since inception to September 30, 2012, the Company had no reserves for unrecognized tax benefits on the balance sheet.  There are currently no income tax examinations in progress.  The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company files income tax returns in the U.S. federal jurisdiction and in the state of New Jersey. The Company has filed Federal and State tax returns for the period ended December 31, 2011.

Recent Accounting Pronouncements

As of September 30, 2012, the Company does not expect any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if shares of convertible preferred stock were converted into shares of common stock and a corresponding accrued 5% dividend, unless the effects of such exercises and conversions would have been anti-dilutive.  At September 30, 2012, there were 5,485,306 shares of Series A Convertible Preferred Stock outstanding which have not been included in the calculation of diluted common shares outstanding, given that these contingent stock issuances would have an anti-dilutive effect on earnings per share.  Each share of Series A Convertible Preferred Stock converts, at the option of the holder, into 10 shares of the Company’s common stock.   In addition, 13,000,000 shares which may be acquired pursuant to outstanding warrants have also not been included in the calculation of diluted common shares outstanding.  No warrants have been exercised as of September 30, 2012.

	For the three month period ended September 30,	November 16, 2010 (Inception) to September 30,
	2012	2012

Weighted average common shares outstanding
Basic	69,389,690	50,815,113
Diluted	69,389,690	50,815,113
Net income per common share
Basic	$(.02)	$(.03)
Diluted	$(.02)	$(.03)

Note 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 20 million shares of $0.001 par value Preferred Stock.  The preferred shares available for issuance are 10,000,000 Series A Convertible Preferred Stock (Series A Preferred Stock), 2,500,000 Series B Non-convertible Preferred Stock (Series B Preferred Stock), and 7,500,000 Series C Non-convertible Preferred Stock (Series C Preferred Stock).   As of September 30, 2012, we have 7,095,306 and 5,485,306 shares of Series A Preferred Stock issued and outstanding, respectively.  Also, as of September 30, 2012, we have 1,375,000 shares of Series B Preferred Stock issued and outstanding. No Series C Preferred Stock has been issued.

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

In July 2012, Integrated Capital Partners, Inc. (“ICPI”) converted 400,000 shares of Series A Convertible Preferred Stock into 4,000,000 shares of Common Stock pursuant to ICPI’s Investment Agreement dated January 3, 2011 (See, Exhibit 99.1, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011.

In August 2012, we issued 1,500,000 Series A Preferred Stock to ICPI at a price of $0.50 per share for $750,000 in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.  This investment completes the $1,000,000 investment commitment under the June 1, 2012 Investment Agreement (See, Exhibit 99.03, of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2012.

In September 2012, ICPI converted 130,000 shares of Series A Convertible Preferred Stock into 1,300,000 shares of Common Stock pursuant to ICPI’s Investment Agreement dated January 3, 2011 (See, Exhibit 99.1, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011.

Total Series A Preferred shares outstanding as of September 30, 2012 were 5,485,306.

Common Stock

Issuances

In July 2012, we issued 3,000,000 shares of common stock to Equities Awareness Group in connection with a Financial Marketing Consulting Services Agreement for services to be rendered during the period July 9, 2012 through July 9, 2013.

In August 2012, we issued 1,000,000 shares of restricted common stock to Maiella Investment Holdings, LLC (MIH) in connection with an advisory agreement, relating to the Company’s upcoming branding campaign, dated on or about July 1, 2012.

In August 2012, we issued 2,000,000 shares of restricted common stock to Edataworx, Inc. in connection with a consulting services agreement, relating to the Company’s upcoming digital branding campaign, dated on or about August 1, 2012.  Edataworx, Inc. has agreed that it will not be eligible to sell 1,000,000 shares until after April 6, 2013 and the remaining 1,000,000 shares until after April 6, 2014.

In September 2012, we issued 100,000 shares of restricted common stock to Sigma Software Solutions, Inc. d/b/a Keros Capital in connection with Keros Capital Consulting Agreement, dated on or about September 5, 2012.

In September 2012, we issued a total of 537,500 shares of restricted common stock to twenty experts who have agreed to be included in the “Our Experts” section of our Company website (www.pazoo.com).  Each Expert has executed an expert services contract.  The issuances were as follows: Sheila Kay (50,000); Michael Tranquilli (50,000); Dena Mosola (25,000); Matthew Moghaddom (25,000); Laura Miranda (25,000); Richard Seelig (25,000); Randy Rabney (25,000); Terri Rozyla (25,000); Nitin Chhoda (25,000); Aurora Marks (25,000); Christine Watkins (25,000); Cami Smalley (25,000); Jason Levy (25,000); Tanya Maximoff (25,000); Lois Kramer-Perez (25,000); David Philp (25,000); Gregory Jamiel (25,000); Danielle Weinstein (25,000); Elizabeth Bradley (25,000);  and Janice Morra (12,500).

In addition to shares issued to experts in the above amounts, we are committed to issuing an additional total of 1,145,000 shares to these various experts for the completion of their services on their one year anniversary date in 2013, an additional total of 1,115,000 shares on their two year anniversary date in 2014, and an additional total of 1,115,000 shares on their three year anniversary date in 2015.  We anticipate adding an additional thirty more experts for a total of total of fifty experts by the first quarter of 2013.

Conversions

In July 2012, ICPI converted 400,000 shares of Series A Convertible Preferred Stock into 4,000,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In September 2012, ICPI converted 130,000 shares of Series A Convertible Preferred Stock into 1,300,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

Warrants

Simultaneous with the issuance of common stock to Equities AG in July 2012, we issued 2,000,000 cashless warrants with an exercise price of $0.01 that will not be exercisable until April 6, 2014 and will expire on April 6, 2015.  The fair value of these warrants, estimated on the contract date, was recorded as a prepaid expense in the amount of $280,000, and is being amortized as service is performed.

Simultaneous with the issuance of common stock to MIH in August 2012, we issued 4,000,000 cashless warrants with an exercise price of $0.01 that will not be exercisable until April 6, 2013 and will expire on April 6, 2014.  The fair value of these warrants, estimated on the contract date, was recorded as a prepaid expense in the amount of $560,000, and is being amortized as service is performed.

Simultaneous with the purchase of Series A Preferred Stock in August 2012, we issued 1,500,000 warrants to ICPI and each warrant entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $0.75 per common share thereunder, subject to the terms of the warrant agreement between the warrant agent and us. The warrants are exercisable three years from the date of issue.  These warrants had negligible fair value at the time of issuance.

No warrants have been exercised as of September 30, 2012.

Note 4 – RELATED PARTY TRANSACTIONS

Related Party Transactions

David Cunic has ownership interests in Pazoo, Inc. as a Board Member and the CEO of Pazoo.  He is also an owner of DMC Athletics & Rehabilitation, Inc. (DMC), a collection of outpatient orthopedic physical therapy and personal training centers in Morris County, New Jersey.  Pazoo subleases office space at 15A Saddle Road, Cedar Knolls, NJ 07927, which is also one of the locations of DMC.  Mr. Cunic spends roughly 40 hours per week contributing to the advancement of Pazoo, Inc.  Gina Morreale was previously employed as Secretary/Treasurer for Pazoo, Inc. and was concurrently employed by ICPI, a Series A Convertible Preferred Stock holder.  In September 2011, Ben Hoehn assumed the role of Chief Operating Officer and replaced Gina Morreale as Secretary/Treasurer.

ICPI was previously the investor relations firm for VitaminSpice, LLC, prior to its investment into Pazoo, Inc.  VitaminSpice and Pazoo signed a supply agreement in February 2011.

In April 2012 we entered into a consulting agreement with DMC to render such advice, consultation, information, and services to the Directors and/or Officers of Client regarding general business and marketing matters including, but not limited to the following: advice on structure of the organization, organization of sales team, prospecting new partners/vendor relationships and clients, and positioning of Client into promotional and healthcare marketing, whether through Consultant’s website (www.Pazoo.com), or by some other means, as well as professional physical therapy sessions performed by David M. Cunic for Client.  The amount and duration of any physical therapy services performed by David M. Cunic hereunder shall be by mutual agreement of the Consultant and Client and there shall be no minimum required services performed.

Loans Payable- Related Party

Pazoo, Inc. entered into Promissory notes totaling $18,302 with ICPI and used the funds for startup and organizational costs.  ICPI is a Series A Preferred stockholder.

Note 5 – CONTRACTUAL COMMITMENTS AND LONG TERM LIABILITIES

Contractual commitments and Long Term Liabilities

Pazoo, Inc. sublets office space at $500 per month from DMC for a twelve-month term which commenced on April 1, 2011 and was extended for an additional year to expire on March 31, 2013.  This lease may be extended on a year-to-year basis at the sole option of Pazoo, Inc.  For the term of the sublet period, we have agreed to maintain public liability insurance on the property as stated in the same amounts of DMC’s original lease with the landlord.  We also lease office space at $695 per month at 5450 East High Street, Phoenix, Arizona, 85054 for a twelve-month term which commenced on January 1, 2012.  This lease is renewable on a 12 month basis.

Note 6 – GOING CONCERN

Going Concern

From November 16, 2010 (inception) through September 30, 2012, the Company incurred net losses of $1,392,322.  This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products and becoming more than a web based company providing e-commerce through direct response, retail, e-commerce, and advertising revenue.

Note 7 – OTHER EXPENSES

Selling, General, and Administrative (SG&A)

For the three month period ended September 30, 2012, we incurred selling, general, and administrative expenses of $647,249 compared to $25,777 for the three month period ended September 30, 2011.  The increase was primarily attributed to branding and public relations expenses of $424,499 and media relations expenses of $88,003.  Our branding and public relations expenses increased as a result of contracts with Edataworx and Maiella Investment Holdings who provided consulting services including, but not limited to: corporate branding and awareness strategies, strategic business planning, product marketing and distribution guidance, and Expert Consultant recruitment. Our media relations expenses were attributed to a contract with Money TV to provide 4 weeks of 60 commercial units to air in various cities in the United States, as well as a guest appearance and interview on Money TV.

Professional Fees

For the three month period ended September 30, 2012, we incurred professional fees of $438,459 compared to $6,086 for the three month period ended September 30, 2011. The increase was mainly attributed to investor relations fees of $396,748 for consulting contracts with Equities AG and Keros Capital to increase the awareness of Pazoo, Inc. in the United States investment community, and with Trion Capital GmbH to provide investor awareness in Europe.

Note 8 – SUBSEQUENT EVENTS

Subsequent Events

In a related party transaction, we signed a Letter of Intent (LOI) in October 2012 to acquire New Jersey based DMC, a collection of outpatient orthopedic physical therapy and personal training centers in Morris County, New Jersey.  Pazoo will exchange a $1.5 million, two (2) year balloon note with 3% interest for the acquisition of DMC and a possible earn-out over the next two (2) years.  David Cunic is the CEO of both Pazoo, Inc. and DMC.  Ben Hoehn is the COO of both Pazoo, Inc. and DMC.  Pazoo subleases office space from DMC at 15A Saddle Road, Cedar Knolls, NJ 07927.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2012 and September 30, 2011, along with our results of operations for the nine months ended September 30, 2012, and September 30, 2011.

Overview
We were incorporated as a C-Corporation in the State of Nevada as IUCSS, Inc. on November 16, 2010 and we established a fiscal year end of December 31.  On May 9, 2011, we changed our name to Pazoo, Inc. to take advantage of unique branding and website opportunities. We are a start-up health and wellness social community that has developed its website (www.pazoo.com) to provide information, services, and online products for improvement of everyday living.  Our mission is to deliver healthy cost-effective nutritional products through relationships with leading manufacturers in the health improvement industry.   Pazoo.com’s mission is to be 1) a leading social community offering best-in-class health and wellness products for both people and pets; and 2) an important resource for consumers and professionals with diverse information about health and wellness.  We updated our website prior to the 3rd quarter of 2012 to include the addition of various new experts, multiple new product offerings, user friendly navigation, and a new upgraded backend processing system developed specifically for Pazoo. We anticipate adding an additional thirty more experts for a total of total of fifty experts by the first quarter of 2013.  In the 3rd quarter of 2012 we announced our plans to introduce a new product offering with third party labeling.

Sources of Revenue
With a team of health and wellness experts and other supportive professionals, Pazoo.com is committed to making an impact on its visitors’ health and wellness while producing profit with revenue streams coming from a variety of business initiatives.  We have expanded our business plan to generate revenue through five main sources: 1-website (Pazoo.com), 2-direct response (Pazoo Direct), 3-retail (Pazoo Retail), 4-consulting (Pazoo Wellness), and 5-advertising (Pazoo Advertising).  Since November 16, 2010 (our inception) to the period ended September 30, 2012 (the date of the accompanying financial statements) we have generated $102,986 in total revenues, which is comprised of $12,986 in merchandise revenues and $90,000 in service revenues and we have a cumulative net loss of $1,392,322.  We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

Results of Operations
Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

Net Sales.  We had net sales of $49,497 comprised of $45,000 service revenue and $4,497 merchandise revenue for the three months ended September 30, 2012, and had no service revenue and $561 merchandise revenue in the three months ended September 30, 2011.  The merchandise revenue increase was attributable to a larger selection of product offerings, a larger customer base and a higher percentage of higher margin sales.  The service revenue increase was a result of a Consulting Advisory Agreement with DMC Athletics & Rehabilitation (See, Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012).  Our website (www.pazoo.com) was functional in limited form beginning August 2011.

Operating Expenses.  Operating expenses consisted primarily of, selling, general and administrative expenses, and professional fees.  Total expenses increased 2,535% to $1,119,366 for the three month period ended September 30, 2012 from $42,479 for the three month period ended September 30, 2011.  The components of operating expenses are detailed below.

●	Selling, General and Administrative increased 2,411% to $647,249 from $25,777, in 2012 versus 2011 which was mainly comprised of branding/public relations expenses. We incurred branding and public relations expenses of $424,499 in the three month period ended September 30, 2012 compared to $0 for the three month period ended September 30, 2011. The increased expense was attributed to contracts with Edataworx and Maiella Investment Holdings who provided consulting services including, but not limited to: corporate branding and awareness strategies, strategic business planning, product marketing and distribution guidance, and Expert Consultant recruitment.

●
Professional fees increased 7,104% to $438,459 from $6,086 in 2012 versus 2011.  We incurred investor relations expenses of $336,748 in the three month period ended September 30, 2012 compared to $0 for the three month period ended September 30, 2011.  The increase in investor relations expenses was mainly attributed to consulting contracts with Equities AG and Keros Capital to increase the awareness of Pazoo, Inc. in the United States investment community, and with Trion Capital GmbH to provide investor awareness in Europe.

Net Loss.  Our net loss increased to $1,074,131 for the three months ended September 30, 2012 from $42,233 for the same period in 2011, which was an increase of 2,443%.  The increase is primarily attributable to selling, general and administrative, and professional expenses as described above.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

Operating Expenses

Net Sales.  We had net sales of $100,806 comprised of $90,000 service revenue and $10,806 merchandise revenue for the nine months ended September 30, 2012, and had no service revenue and $636 merchandise revenue in the nine months ended September 30, 2011.  We signed a Consulting Advisory Agreement to provide consulting services to DMC Athletics and Rehabilitation in the nine months ending September 30, 2012.  (See Exhibit 10.2 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2012).

Operating Expenses.  Operating expenses consisted of primarily of selling, general and administrative expenses, and professional fees.  Total expenses increased 971% to $1,305,910 for the nine month period ended September 30, 2012 from $121,919 for the nine month period ended September 30, 2011.  The components of operating expenses are detailed below:

●
Selling, General and Administrative increased 1,340% to $719,520 from $49,980, in 2012 versus 2011 which was mainly comprised of branding/public relations expenses.  We incurred branding and public relations expenses of $424,499 in the nine month period ended September 30, 2012 compared to $0 for the nine month period ended September 30, 2011.  The increased expense was attributed to contracts with Edataworx and Maiella Investment Holdings who provided consulting services including, but not limited to: corporate branding and awareness strategies, strategic business planning, product marketing and distribution guidance, and Expert Consultant recruitment.

●
Professional fees increased 1,221% to $490,077 from $37,112 in 2012 versus 2011.  We incurred investor relations expenses of $396,748 in the nine month period ended September 30, 2012 compared to $0 for the nine month period ended September 30, 2011.  The increase in investor relations expenses was mainly attributed to consulting contracts with Equities AG and Keros Capital to increase the awareness of Pazoo, Inc. in the United States investment community, and with Trion Capital GmbH to provide investor awareness in Europe.

Net Loss.  Our net loss increased to $1,216,329 for the nine months ended September 30, 2012 from $121,673 for the corresponding period in 2011, or an increase of 900%.  The increase is primarily attributable to selling, general and administrative and  professional expenses as described above.

Liquidity and Capital Resources.  In the nine month period ended September 30, 2012, we issued 4,695,306 Series A Preferred Stock to Integrated Capital Partners, Inc. (ICPI) which was comprised of 2,600,000 shares at $0.05 per share valued at $130,000 and 2,000,000 shares at $0.50 per share valued at $1,000,000. In addition, we issued 95,306 shares pursuant to a 5% dividend as per the Investment Agreement of January 2011 (For dividend information See, Exhibit 99.1, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).  This capital was used for prepayment of marketing and branding expenses, investor relations expenses, and operational expenses.  We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity; however, we do not need to obtain additional funds beyond those committed to us by ICPI to pay those expenses.  Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our total assets were $2,000,179 as of September 30, 2012, which mainly consisted of $252,524 in cash and $1,698,872 in prepaid expenses.  We prepaid $1,656,855 to consultants in cash or share based compensation for future services to be performed.  Edataworx and Maiella Investment Holdings received the majority of this prepaid expense in cash, common stock, and warrants or a combination thereof.

We had working capital of $1,927,263 as of September 30, 2012.

Our total liabilities were $72,916 which was mainly attributed to accounts payable of $46,665, short term loans of $18,302, and accrued payroll liabilities of $7,856.

Our total stockholder’s equity as of September 30, 2012 was $1,927,263 and we had an accumulated deficit of $1,397,088 through the same period.

We incurred $880,498 in net cash used in operating activities for the nine months ended September 30, 2012, which included a net loss of $1,216,329, and was offset by stock issued for non-employee compensation of $2,053,674, and was in large part due to $1,698,176 in prepaid expenses to consultants.

We had no cash provided by investing activities in the nine month period ended September 30, 2012.

As of September 30, 2012, we had no formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

 Subsequent Events.

In a related party transaction, we signed a Letter of Intent (LOI) in October 2012 to acquire New Jersey based DMC, a collection of outpatient orthopedic physical therapy and personal training centers in Morris County, New Jersey.  Pazoo will exchange a $1.5 million, two (2) year balloon note with 3% interest for the acquisition of DMC and a possible earn out over the next two (2) years.  David Cunic is the CEO of both Pazoo, Inc. and DMC.  Ben Hoehn is the COO of both Pazoo, Inc. and DMC.  Pazoo subleases office space from DMC at 15A Saddle Road, Cedar Knolls, NJ 07927.

Item 3       Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4       Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Gregory Jung in his role as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of September 30, 2012.

We have not made any changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1       Legal Proceedings

None.

Item 1A     Risk Factors

As a “smaller reporting company” as defined by Item 10(f) of Regulation S-K, we are not required to provide information required by this item.

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds

In August 2012, we issued 1,500,000 Series A Preferred Stock to ICPI at a price of $0.50 per share for $750,000 in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.  This investment completes a $1,000,000 investment commitment under a June 1, 2012 Investment Agreement (See, Exhibit 99.03, of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2012.

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

November 12, 2012	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

November 12, 2012	PAZOO, INC.

/s/ Gregory Jung
Gregory Jung
Chief Financial Officer