Form 10-K
period 2012-12-31
Pazoo, Inc.
filed 2013-04-16
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

Form 10-K
________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

76,392,000 shares of common stock, par value $0.001 per share, outstanding as of April 9, 2013.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

ii

Part I

Item 1. Business

We were incorporated as a C-Corporation in the State of Nevada as IUCSS, Inc. on November 16, 2010 and we established a fiscal year end of December 31.  On May 9, 2011, we changed our name to Pazoo, Inc. to take advantage of unique branding and website opportunities. We are a start-up health and wellness social community that has developed its website (www.pazoo.com) to provide information, services, and online products for improvement of everyday living.  Our mission is to be 1) a leading social community offering best-in-class health and wellness products for both people and pets; and 2) an important resource for consumers and professionals with diverse information about health and wellness.  We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.  Since November 16, 2010 (our inception) to the year ending December 31, 2012 (the date of the accompanying financial statements) we have generated $121,431 in revenues and have had an accumulated deficit of $1,795,975.   Our fiscal year end is December 31.

With a team of health and wellness experts and other supportive professionals, Pazoo.com is committed to making an impact on its visitors’ health and wellness while producing profit with revenue streams coming from a variety of business initiatives.

Pazoo Marketing and Promotion

PAZOO.COM MINI WEB SITE

In order for Pazoo to properly grow and know its business, the Pazoo management felt that launching a mini e-commerce site for Pazoo.com would give a market presence and a “test” environment for how the Pazoo.com target audience would respond to offerings and information that would be part of the fully functional Pazoo.com website. The Pazoo web development team and marketing/sales team could learn from this mini website and apply this experience when developing the technology, merchandising and messaging for  the fully functional Pazoo.com website. The Pazoo team went through an entire production and strategic development process with the mini website, to get a better understanding of how to build the final multi-level and functional site which launched at the end of January, 2012.  The mini website was merchandised with only one health and wellness product line. Additionally, marketing support for this site was limited to search engine optimization (SEO) work. The take away from launching the mini website was 1) a better understanding of marketing, merchandising and messaging to the health and wellness target audience; 2) an insight into building an efficient inventory and fulfillment system; and 3) understanding the unique aspects of operating a business that’s open 24 x 7, in the context of the existing Pazoo team and its resources. Additional benefits of the mini website was  that while the Pazoo technical team built the site’s wire frame the Pazoo marketing /merchandise team developed the product mix, merchandising and promotions for the main Pazoo site.  In Phase 1, Pazoo.com developed a small but loyal client base, as interpreted by examination of our internal mini website statistics of page views and orders placed; created a working relationship with Amazon as its backend third party order processing provider; and developed a shipping and fulfillment system which was well organized and a solid foundation for growth when the main Pazoo.com site, Phase 1 launched.  Promisingly, initial consumer comments of our service order fulfillment on Amazon.com had rated us favorably based on the purchasing experience.  Our Amazon Seller rating for the past 12 months of 2012 was 4.8 out of 5 stars.

OVERVIEW OF PHASE 1 & 2 OF PAZOO.COM

In its quest to have a full range of product and merchandising offerings to a potentially large customer base, the Pazoo management team decided that the main Pazoo.com site would be launched in 2 phases. Phase 1 would have the front end (or what the visitor sees) completed with the backend (the operational part of the site that executes the e-commerce part of the site, collects large data bases, etc) outsourced to a third party provider. Initially, products that were listed on our website linked to product listings on Amazon.com. and we competed on total price plus shipping with Amazon, as well as with other vendors whose product listings also appeared on their site.  During the development of our main website back-end, we utilized Amazon.com’s back-end technology and credit card processing.  Given that Amazon is also a competitor and that Amazon stocks similar products as Pazoo, even if our price was lower than Amazon’s, Amazon would display its price first.  We also paid Amazon $39.99 per month to list our products for sale on their site and, in addition, Amazon charged us fifteen percent (15%) of every sale that we made on their site.  These are caveats to using a third party provider.   Henceforth, in Phase 2 we developed an internal backend that would be integrated to the front end developed in Phase 1. The reason for this roll out strategy was to launch the main Pazoo.com site as quickly as possible in order to develop as soon as possible a revenue stream from and a relationship with the health and wellness community. Pazoo management knew that the backend would take time to develop and using a third party provider (such as Amazon.com) to execute our e-commerce transactions is an acceptable industry standard. This strategy was fully supported by Pazoo’s technical team and internal management. The wireframe or architecture for the site was developed with this strategy in mind. The approximate launch dates for the 2 phases were as follows:

Phase 1 – January, 2012

Phase 2 – July, 2012.

Phase 1 created the messaging, site’s graphics and offers for both the e-commerce platform and the added-value information and services provided by Pazoo.com. In another words, the main goal and objective of Phase 1 was to create a long term, positive, profitable and sustainable relationship with the health and wellness community, a community that our internal team knows well and is passionately concerned about.  Phase 2 was all about building the backend technical support so that Pazoo could internally manage its own transactions and data.

PHASE 1 – BUILDING PAZOO.COM’S RELATIONSHIP AND BUSINESS WITH ITS TARGET AUDIENCE

>From a marketing and sales prospective, building a successful e-commerce site is based on the following key points:

●	Messaging

●	The look, feel and tonality of the graphics

●	Product and Services Offerings

●	Revenue Streams

●	Traffic building

With the backend functionality being the main focus for Phase 2, the main concern for Phase 1 was building a strong relationship with the target audience. For any successful site, developing this relationship is a key goal and objective. Note the site graphics, positioning, messaging, marketing and merchandising that was be developed for the Phase 1 launch, will continue to be used for Phase 2. The only difference between the two phases is that the above will be refined, adjusted and improved based on the learning experience and information gathering that will constantly transpire during Phase 1, Phase 2, and beyond. (Because the internet is a dynamic environment, experienced marketers can continuously learn and grow from managing and monitoring the information flow from a web site and improve it for a better visitors’ experience for the target audience)

MESSAGING: With numerous health and wellness sites competing in the same market, how will Pazoo.com differentiate itself from the competition?  This is an important challenge for the marketing team. Pazoo conducted extensive research and determined that the on line health and wellness market was saturated with all kinds of “hooks” and positioning. However, the marketing team found one positioning that, it believes, no other site has exploited. This positioning is that no other web site has as a dedicated focus on the health and wellness of both humans and, in many cases, their most important family member, their pets. With 50% of the country having pets and substantial medical research confirming the health value of a pet for its owner, Pazoo management felt that this was a perfect positioning for Pazoo.com.  . Though the focus of Pazoo would be skewed towards people, Pazoo’s message and position would be that it cares about the health and wellness of both people and their pets.  It should be noted that many general merchandising sites offer health and wellness products for both people and pets, but these site don’t have a singular focus on just the health and wellness products of people and pets. With its singular focus, Pazoo.com can be unique in its messaging and positioning, found nowhere else on the internet.

This positioning allows Pazoo to have a broad target audience of adults 25-54 who are health conscious. The target audience who are pet owners will have an additional positive impression of Pazoo. It’s Pazoo management’s belief that visitors who are pet owners will be more predisposed to purchasing products for themselves and/or their pets because of one-stop shopping time savings and, of course, great Pazoo pricing.

THE LOOK, FEEL AND TONALITY OF THE GRAPHICS- The graphics of Pazoo.com has to be a clean, contemporary look that is warm, friendly and supportive. This graphic approach shows that Pazoo management understands its target audience who believe that health and happiness are very important to a balanced, well organized and successful life in today’s stressful environment.  We feel that our management combines its health and wellness background (through CEO David Cunic) with a deep consumer package goods experience and pet industry experience (through President, Steve Basloe’s experience working for various companies such as Samsung, Panasonic, Sony, Warner, and Rothschild), and we believe that management knows what the visual “trigger points” are for our target audience.

OFFERINGS

Value, Value and more Value is the hallmark of Pazoo’s offerings. Whether it is merchandise or services or FREE added value information, Pazoo management wants Pazoo.com visitors to feel that a visit to this site is always a valuable and enriching experience. Pazoo.com merchandise, whether it is people or pet oriented, is aggressively priced so that visitors will feel Pazoo.com is the source they can trust for great prices. Pazoo management adds to Pazoo.com‘s everyday low prices,  promotional offerings or discounts that make purchasing at Pazoo even more valuable.

Product Offerings – The initial product offerings will be for both people and pets. People offerings include healthy snacks, vitamins / supplements, and merchandise. Pet offerings include foods, vitamins/supplements, health care items, etc.  All these products are high quality items that support the marketing positioning of a healthy lifestyle.  The product mix has been developed by Pazoo’s internal buyers with the support and advice of product category experts/consultants. Additionally, Pazoo management’s strategy is to regularly increase the product offerings and categories. The execution of this increase will be based on financial and web production capabilities of Pazoo, marketing strategy and promotional considerations. However, it is clear that a further build up in product offerings based on the above criteria is a good way to increase sales in a low cost fashion since the website infra-structure is already built.  In the 3rd quarter of 2012, Pazoo announced plans for a private label product introduction, Cell Max, the first in Pazoo’s Max Line of products.  Cell Max is a natural life enhancement supplement with a specially formulated stem cell nutrition product.  The formula rejuvenates preexisting stem cells in your body.  Our main supplier of this product line is Emergent Technologies Corporation.  As of the date of this filing, we had product labels and UPC codes procured although a final product had not been completed.

Advice – To support Pazoo’s commitment to inform and advise, Pazoo.com created a section devoted to offering information from health and wellness experts and speaking engagements by health and wellness experts. The first expert was our own CEO David Cunic, an experienced public speaker who has an award winning network of physical therapy and training facilities.  Other experts were added to bring the total expert count to 20 as of the end of fiscal year ended 2012.

Newsletter – On a regular basis, Pazoo will distribute a newsletter devoted to important topics on health and wellness. The first newsletter will be devoted to concussions which are well recognized as a major concern affecting many who participate in a number of contact sports.

REVENUE STREAMS

To finance Pazoo.com’s on-going operation, a strategy was developed to have multiple sources of revenue streams.  We have expanded our business plan to generate revenue through five main sources: 1-direct response (Pazoo Direct), 2-consulting (Pazoo Wellness), 3-retail (Pazoo Retail), 4-website (Pazoo.com), and 5-advertising (Pazoo Advertising).  Pazoo Direct will be a division to bring health and wellness products to the market through direct response

TV and digital programs.  Pazoo Wellness is designed to provide centers that Pazoo will use as a training and testing ground for concepts, ideas and products, as well as a platform to setup speaking engagements and interaction with Pazoo experts.  Pazoo Retail will bring various health and wellness products to the retail market through introduction of third party and private label products to brick and mortar retailers.  Pazoo.com focuses on experts by providing a health and wellness social community platform, as well as a small variety of online products for sale .  And lastly, Pazoo Advertising will be the branding and advertising arm of the company through ad space on Pazoo.com

TRAFFIC BUILDING

To be an industry leader, Pazoo.com needs visitors who have a positive experience when visiting the site. This positive experience will be enhanced because of Pazoo.com’s great offerings and information and its ease-of-use.  In addition to traffic building from word-of-mouth, Pazoo management has developed a multi-tier strategy to drive traffic to the site including 1) Search Engine Optimization (SEO); 2) Pay Per Click (PPC); 3) E-mail blasts; 4) affiliate links and 5) Social Media such as Facebook and Twitter.

In Phase 1, SEO and Social Media were the main sources for building traffic.  An SEO strategy was developed and execution commenced during the Pazoo.com mini website.  Facebook and Twitter accounts were opened in Phase 1.  The creative team periodically posted information and offerings on Facebook along with Tweets on Twitter.     Pazoo management also considered testing the effectiveness of PPC. The test benchmark for PPC will be based on a pre-determined conversion rate based on a weighted average of sales transaction. This conversion rate will be established so that the cost of the PPC will be covered by the gross margin of PPC generated sales which will also generate a net profit for these transactions. Off line traffic building will transpire through marketing initiatives such as discount cards being given out at health and wellness events,  and given by key Pazoo personnel networking, and soliciting health and wellness professional practices.

PHASE 2

OVERVIEW

The main objectives for Phase 2 was to 1) bring in-house the backend operations of e-commerce transactions and advanced data management, 2) increase offerings/ revenue and 3) increase traffic.

BACKEND OPERATIONS / DATA MANAGEMENT

To better control e-commerce technology and data management, our Company concluded that these operations should be in-house; sales transactions can be better managed and there will be no transactional fees paid to third party backend operations. Additionally, the data management can generate more relevant information to improve demographic analysis and sales performance. The backend operation has been launched however, and Pazoo.com continues to use Amazon as a third party backend provider. We also have plans to add other third party backend providers.  By having both internal as well as third party backend operations, Pazoo.com has a greater chance to attract additional transactions and awareness for Pazoo.com.  The cost of third party backend providers is worth the expense because this situation insures that Pazoo.com is capturing sales and customers that it may otherwise miss. The cost analysis by Pazoo management has taken into consideration these extra third party fees when it determined the targeted weighted average gross margin / transaction.

INCREASE OFFERINGS

In Phase 2, the strategy to increase product and services offerings continued, however, to properly manage Pazoo.com’s business, certain products and services were dropped from the site’s offerings. We believe that sales will grow by adding strong offerings while deleting underperformers that give way to new and better offerings.

Also in Phase 2, Pazoo.com increased the number of products in each category through drop shipment and consignment items.  We increased product offerings by acting as a third party sales vehicle. In another words, Pazoo.com did not inventory third party product but sold it on the Pazoo.com site taking a sales and processing fee. Third party products can be posted on Pazoo.com and third parties’ sites with all transactions being executed on Pazoo.com.  Third party product can vary from inexpensive products to high end luxury items.

For additional revenues, Pazoo.com still has plans to link up with an advertising network to sell ad space on its site for a fee.  A fee will be generated for each ad space made available on Pazoo.com. Additional ad space revenue maybe generated from mailings through the directory or other email blast initiatives.

INCREASE TRAFFIC

As the SEO strategy matures and becomes more effective, Pazoo.com’s positioning in Google searches will improve. Additionally, based on PPC testing, a strategy will be developed for PPC. PPC will be used in a cost effective manner so that an appropriate ROI will be achieved.  Also, Pazoo management will assign an internal team to link build which will help traffic.   As in Phase 1, Social Media including Facebook, Linkedin and Twitter will be important traffic builders and an important medium to get out offerings and information to the target audience.

Off line traffic building will be expanded outside the discount cards to include testing advertising in electronic media such as radio and television in selected markets. This is a similar strategy employed by a number of other e-commerce web sites. Pazoo management will buy local cable time on a multiple system operator that focuses on narrow casted marketing so as to be efficient in a buy. In another words, Pazoo management will buy time on the health channels; News channels’ health segments such as CNN, MSNBC and Fox; general entertainment channels’ health sections.

Additionally, to make sure media dollars are well spent, Pazoo management will hold all lines of media distribution accountable by measuring their success. If ROI is strong with a line of distribution, Pazoo management will hold or increase media dollars spent, if it falters Pazoo management will cut or eliminate spending.

PAZOO’S SELLING INITIATIVES OUTSIDE ON-LINE

As has been mentioned, Pazoo senior personnel have extensive selling experience in consumer packaged goods.  As a natural extension to offering health and wellness products on line,  Pazoo can sell off line,  product lines that need brick and mortar sales penetration. Presently, Pazoo management moved forward to sell in-store vitamin/supplements and packaged media through the introduction of its Cell Max Stem Cell nutrition product. Pazoo management  will also move forward with third party products with appropriate terms which include a necessary ROI for management’s time and costs. These initiatives will help diversify revenue sources, an important strategy for financial stability. All Brick and mortar sales will occur through third party outlets.  A strategy of developing Pazoo owned brick and mortar outlets is not currently part of Pazoo’s business strategy and is currently not part of a future strategy of Pazoo.

We feel that loyal, satisfied customers have vast potential to generate word-of-mouth advertising and awareness, and are able to reach thousands of other customers and potential customers because of the reach of online communication.

Industry Overview

The U.S. overall market for e-commerce retail sales includes 20,000 companies with estimated revenue of $270 billion with global revenue for internet retailing exceeds more than $1 trillion annually.  Consumer spending habits coupled with technology innovations are key growth drivers in the development of the output for US electronic shopping¹.  According to U.S. Census data reports, e-commerce retail sales for the fourth quarter of 2012 rose 15.6% to $59.5 billion from the prior year,  Total annual e-commerce sales in 2012 accounted for 5.2% of total sales.2

1 Excerpt from Internet & Mail-Order Retail Industry Profile, First Research, Last quarterly update 12/03/12.  Obtained at http://www.firstresearch.com/Industry-Research/Internet-and-Mail-Order-Retail.html

2 Excerpt from U.S. Census Bureau News, February 15, 2013.  Obtained at http://www.census.gov/retail/mrts/www/data/pdf/ec_current.pdf

SHIPPING

We will look to offer our consumers low cost and timely delivery of product by negotiating with shipping companies to offer a flat rates on various products.  We will also seek to ship orders to customers on the same day if placed before 2pm Eastern Standard Time, Monday through Friday, Holidays excluded.  Our goal will be to deliver all orders within one to four business days via third party shippers such as, United Parcel Service, United States Postal Service, and occasionally Fedex.  For products that are sold via third party drop shipping, Pazoo absorbs the actual shipping rate from the supplier to the customer

COMPETITION

The online commerce market is rapidly evolving and intensely competitive, and we expect the competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. In addition, the health improvement industry is intensely competitive. We currently or potentially compete with a variety of other companies. These competitors include: (i) direct competitors that specialize in or derive a substantial portion of their revenues from online retail and direct marketing of health and wellness products, including Vitacost; (ii) various nutrition centers and vendors of other health related products such as sports nutrition, diet or other wellness products, including General Nutrition Centers; and (iii) online vendors of dietary supplements, vitamins, minerals and herbs, with significant brand awareness, sales volume and customer bases, such as and VitaminShoppe.

We believe that the principal competitive factors in our market are brand recognition, selection, convenience, price, accessibility, customer service, and speed of order fulfillment. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than Pazoo. In addition, online retailers may be acquired by, receiving investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Some of our competitors may be able to secure merchandise from vendors on terms that are more favorable, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than our company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our financial condition, operational results, business, and prospects.  Furthermore, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our financial condition, operational results, business, and prospects.

PATENTS, TRADEMARKS, AND LICENSES

On or about May 1, 2012 a Notice of Allowance was issued for the "PAZOO" mark in anticipation of our sales of Pazoo private label products.  On or about November 1, 2012 a six month extension of time was granted for the filing of a Statement of Use.  Upon successful filing of the Statement of Use a Registration Certificate will be issued for the "Pazoo" mark. On September 7, 2012 we filed trademark applications for the following marks which are intended to be part of the Pazoo "Max Line" of products.  "Max Line", serial number 85723355; "PetMax", serial number 85723411; "MaxPlus", serial number 85723436; and "Cell Max", serial number 85723386.

Government Regulation

We are subject to federal and state consumer protection laws, including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide: (i) notice to consumers of our policies on sharing non-public information with third-parties; (ii) advance notice of any changes to our policies; and (iii) with limited exceptions, provide consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online retailers. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

There is currently great uncertainty in many states whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online retailers. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or a change in application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any currently unknown past failures to comply with these requirements.

The sale of nutritional supplements is subject to extensive legislation in the U.S. and abroad. The FDA is responsible for enforcing the Federal Food, Drug and Cosmetic Act, or FDCA, which governs the formulation, packaging, labeling, manufacturing and distribution of vitamins, minerals, herbs and other nutritional supplements, as well as the sale of over the counter, or OTC, drugs. The Federal Trade Commission, or FTC, is responsible for overseeing the advertising of nutritional supplements, and is primarily concerned with publicly made health claims that are not substantiated by definitive scientific studies. The U.S. Postal Service governs advertising as it relates to product safety. Regulation of certain aspects of the nutritional supplement business at the federal level is also governed by the Consumer Safety Product Commission, the Department of Agriculture and the Environmental Protection Agency. The formulation, manufacture, packaging, labeling and sale of nutritional supplements are also subject to extensive state, local and foreign legislation.

The FDCA addresses dietary supplements principally through the Dietary Supplement Health and Education Act of 1994, or DSHEA. The DSHEA defines “dietary supplements” as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances that are used to supplement the diet, as well as concentrates, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (i.e., a dietary ingredient that was not marketed in the U.S. before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without having been “chemically altered.” A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” which establishes that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. Furthermore, there can be no assurance that the FDA will accept evidence purporting to establish the safety of any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients. The FDA is in the process of developing guidance for the industry to clarify its interpretation of the new dietary ingredient notification requirements, and this guidance has the potential to raise new and significant regulatory barriers for new dietary ingredients. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as “illegal” under the FDCA because of the failure to file a new dietary ingredient notification.

DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect the structure, function or well-being of the body, but such statements may not state that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease unless such claim has been reviewed and approved by the FDA. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In some circumstances, it is necessary to disclose on the label that the FDA has not “evaluated” the statement, to disclose the product is not intended to combat disease and to notify the FDA about our use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized version of a “health claim.” Such a determination might prevent the use of such a claim.

In addition, DSHEA provides that certain so-called “third-party literature,” e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without being subject to labeling regulations. Such literature must not be false or misleading, the literature may not “promote” a particular manufacturer or brand of dietary supplement and a balanced view of the available scientific information on the subject matter must be presented. There can be no assurance, however, that all third-party literature that we would like to disseminate in connection with our products will satisfy each of these requirements, and failure to satisfy all requirements could prevent use of the literature or subject the product to regulation as an unapproved drug.

As authorized by DSHEA, the FDA has recently proposed Good Manufacturing Practices, or GMPs, specifically for dietary supplements. These new GMP regulations, which are anticipated to be finalized in the near future, would be more detailed than the current GMPs regulating dietary supplements and may, among other things, require dietary supplements to be prepared, packaged and held in compliance with certain rules and might require quality control provisions similar to those set forth in the GMP regulations for drugs. There can be no assurance that if the FDA adopts GMP regulations for dietary supplements we will be able to comply with the new rules without incurring substantial expense.

The FDA generally prohibits labeling a dietary supplement with any “health claim” (that is not authorized as a “statement of nutritional support” permitted by DSHEA) unless the claim is pre-approved by the FDA. There can be no assurance that some of the labeling statements that we would like to use will not be deemed by the FDA to be impermissible “health or disease claims.”

Although the regulation of dietary supplements is in some respects less restrictive than the regulation of drugs, there can be no assurance that dietary supplements will continue to be subject to less restrictive regulation. Legislation has been periodically introduced in Congress, including in 2004 and 2005, to amend the FDCA to place more restrictions on the marketing of dietary supplements. In addition, Congress has been asked to consider various systems for pre-market and post-market review of dietary supplements to make the regulation of these products similar to the regulation of drugs under the FDCA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a “monograph” system that specifies active drug ingredients that are generally recognized as safe and effective for particular uses. If an OTC drug is not in compliance with the applicable FDA monograph, the product generally cannot be sold without first obtaining FDA approval of a new drug application, which can be a long and expensive procedure. There can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense.

The FDA has broad authority to enforce the provisions of the FDCA with respect to dietary supplements and OTC drugs, including powers to issue a public “warning letter” to a company, to publicize information about illegal products, to request a voluntary recall of illegal products from the market and to request that the Department of Justice initiate a seizure action, an injunction action or a criminal prosecution in U.S. courts.

The FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved.

We are also subject to regulation under various state, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and OTC drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors in those countries. These distributors are independent contractors whom we do not control.

In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, if and when it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel or other new requirements. Any such developments could have a material adverse effect on our business.

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located at 15A Saddle Road, Cedar Knolls, New Jersey, 07927.  We lease 750 square feet of office space which is comprised of three offices for corporate personnel, storage space to house inventory and one conference room for meeting space.  Pazoo rents this facility for $500 per month from DMC Athletics and Rehabilitation under a sublease agreement.   Additionally, we maintain office space of approximately 200 square feet at 20885 N. 90th Place, Suite 120, Scottsdale, Arizona, 85255.  Pazoo’s office facilities are specifically used to further our business endeavors.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market for Our Common Shares

Our common shares are quoted on the OTCQB under the symbol PZOO. The high and low common stock prices per share during the periods indicated were as follows:

Quarter Ended	Mar. 31		June 30		Sept. 30		Dec. 31		Year

Fiscal year 2012
Price per common share:
High	$	N/A		$0.15		$0.41		$0.28		$0.41
Low	$	N/A		$0.15		$0.20		$0.01		$0.01

Fiscal year 2011
Price per common share:
High	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Low	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A

NUMBER OF HOLDER OF OUR COMMON SHARES

As of the date of this filing there are eighty (85) holders of record of our common shares.

DIVIDEND POLICY
We have never paid cash or any other form of dividend on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Moreover, any future credit facilities might contain restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund the pursuit of future growth. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and on such other factors as our board of directors, in its discretion, may consider relevant.  We have paid Series A dividends on our preferred stock per the Series A Certificate of Designation.

Item 6. Selected Consolidated Financial Data

As a smaller reporting company we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements in this Annual Report that are not statements of historical facts but rather are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-K, including under “Risk Factors.” You should read the following discussion and analysis together with our unaudited financial statements for the periods specified and the related notes included herein. Further reference should be made to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

This report on Form 10-K contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the year ended December 31, 2012 and December 31, 2011.

Overview
We were incorporated as a C-Corporation in the State of Nevada as IUCSS, Inc. on November 16, 2010 and we established a fiscal year end of December 31.  On May 9, 2011, we changed our name to Pazoo, Inc. to take advantage of unique branding and website opportunities. We are a start-up health and wellness social community that has developed its website (www.pazoo.com) to provide information, services, and online products for improvement of everyday living.  Our mission is to be 1) a leading social community offering best-in-class health and wellness products for both people and pets; and 2) an important resource for consumers and professionals with diverse information about health and wellness.  We updated our website prior to the 3rd quarter of 2012 to include the addition of various new experts, multiple new product offerings, user friendly navigation, and a new upgraded backend processing system developed specifically for Pazoo. We anticipate adding an additional thirty more experts for a total of total of fifty experts by the first quarter of 2013.  In the 3rd quarter of 2012 we announced our plans to introduce a new product offering with private labeling.

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

Comparison of Fiscal Years Ended December 31, 2012 and 2011

Revenues. Revenues were $119,251 in the fiscal year ended December 31, 2012, compared to $2,180 in the fiscal year ended December 31, 2011, an increase of $117,071, or 5,370%. Service revenues increased to $105,000 in fiscal 2012, representing 88% of revenues, compared to no service revenue in fiscal 2011.  The increase was attributable to a Consulting Advisory Agreement  with DMC Athletics & Rehabilitation, Inc. (DMC) who is a related party.   Merchandise sales increased to $14,251 in fiscal 2012, representing 12% of revenues, compared to fiscal 2011, an increase of $12,071 or 554%.  The increase was a result of a fully functioning website which was built out in the second quarter of 2012, leading to a larger selection of product offerings, a greater mix of higher margin sales, and a larger customer base.

Cost of Goods Sold. Cost of goods sold were $14,832 in fiscal 2012, compared to $1,384 in fiscal 2011, an increase of $13,448, or 972%. The increase in cost of goods sold is related to the increased inventory and additional items sold in fiscal 2012.

Operating Expenses. Operating expenses consisted of the following expenses.  Total expenses were $1,685,608 in fiscal 2012 (including interest expense of $60), compared to $175,173 in fiscal 2011 (including interest expense of $37), an increase of $1,510,435.  Selling, general and administrative expenses were $1,479,035 or 88% of total expenses in fiscal 2012 compared to $68,101 in fiscal 2011, an increase of $1,410,934 or 2,072%.  Our branding and public relations expenses increased as a result of a contract with Edataworx who provided consulting services including, but not limited to: strategic planning and corporate branding, marketing and distribution expertise, website monetization. Edataworx received a combination of prepaid cash and prepaid stock which was amortized over the length of the respective service period. Payroll expenses increased to $165,448 in fiscal 2012 compared to $29,272 in fiscal 2011, an increase of $136,176, or 465%.  The increase was attributed to management and employee salaries for 2012.  Gregory Jung, CFO, was the only employee to receive a salary in 2011.  Professional fees were $111,327 or 7% of total expenses in fiscal 2012, compared to $55,863 or 32% of total expenses in fiscal 2011, an increase of $55,464.  The increase in total expenses was mainly attributable to investor relations expenses of $399,094 for consulting contracts with Equities AG and Keros Capital to increase the awareness of Pazoo, Inc. in the United States investment community, and with Trion Capital GmbH to provide investor awareness in Europe.

Net loss. The net loss was $1,581,189 for the year ended December 31, 2012, compared to net loss of $174,377 for the same period last year.  This net loss was primarily the result of increased operational expenses as referenced above.

Liquidity and Capital Resources. Cash and cash equivalents were $130,556 and $3,022 as of December 31, 2012 and December 31, 2011, respectively.

Net cash used in operations was $1,002,466 and $133,665 for the years ended December 31, 2012 and December 31, 2011, respectively.  The increase in cash used by operations was attributed to prepaid consultants for branding and public relations, payroll and investor relations.

Net cash provided by financing activities was $1,130,000 for the year ended December 31, 2012 and $136,687 for the year ended December 31, 2011.  During 2012, our principal source of liquidity had been funded primarily through the unregistered sales of Series A Preferred Stock and will be considered a source of liquidity until we have generated sufficient cash from our operations.  In the twelve month period from January 1 to December 31, 2012, we issued 2,600,000 shares of Series A Preferred Stock to ICPI at a price of $0.05 per share for $130,000.  Additionally, in the twelve month period from January 1 to December 31 2012, we issued 2,000,000 shares of Series A Preferred Stock to ICPI at a price of $0.50 per share for $1,000,000.  We used a majority of those proceeds to pay for branding and public relations to prepaid consultants. During 2012, we incurred accounting costs of $28,399 associated with the audit of our financial statements. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity, however, we did not need to obtain additional funds beyond those committed to us by ICPI to pay those expenses. In the event the Company does not generate sufficient revenue to meet its expenses, additional funding will need to be obtained.

As of December 31, 2012, we had total liabilities of $40,794 which included accounts payable of $19,081, accrued liabilities of $3,410 and loans payable to related party of $18,302.

Subsequent Events

Through April 2013, the Company issued an aggregate of 7,250,000 common shares for the conversion of 725,000 shares of Series A Convertible Preferred Stock.

In March 2013, the Company and ICPI agreed to modify and extend the respective current maturity dates of certain Promissory Notes totaling $18,302 to July 1, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pazoo, Inc.
Cedar Knolls, New Jersey

We have audited the accompanying balance sheet of Pazoo, Inc. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011 were audited by other auditors whose report dated February 17, 2012 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pazoo, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 15, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PAZOO, Inc.
Cedar Knolls, NJ 07927-1901

We have audited the accompanying balance sheets of PAZOO, Inc., a development stage enterprise, as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 2011, for the period ended December 31, 2010, and for the period from November 16, 2010 (Date of Inception) through December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAZOO, Inc., as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, for the period ended December 31, 2010, and for the period from November 16, 2010 (Date of Inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, unless the Company is successful in expanding its operations and generating sufficient cash flow to meet its obligations, the Company is likely to cease operations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Santora CPA Group
Newark, DE 19713-4309

February 17, 2012

PAZOO, INC
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$130,556	$3,022
Accounts receivable from related party, net of allowance of $13,300	45,060	-
Inventories	6,808	3,360
Prepaid expenses	3,536	696
Total current assets	185,960	7,078

Total assets	$185,960	$7,078

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,081	$24,755
Accrued liabilities	3,410	4,103
Loans payable to related party	18,302	18,302
Total current liabilities	40,793	47,160

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,542,814 and 2,400,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	5,543	2,400
Series B preferred stock, $0.001 par value, 2,500,000 shares authorized, 1,375,000 and no shares issued and outstanding at December 31, 2012 and 2011, respectively	1,375	-
Series C preferred stock, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 980,000,000 shares authorized, 72,142,000 and 48,182,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	72,142	48,182
Additional paid-in capital	1,862,082	85,328
Accumulated deficit	(1,795,975)	(175,992)
Total stockholders' equity (deficit)	145,167	(40,082)

Total liabilities and stockholders' equity (deficit)	$185,960	$7,078

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2012	2011

Revenues:
Service revenue from related party	$105,000	$-
Merchandise sales	14,251	2,180
Total revenues	119,251	2,180

Cost of goods sold:
Service revenue	-	-
Merchandise sales	14,832	1,384
Total cost of goods sold	14,832	1,384

Gross profit	104,419	796

Operating expenses:
Selling, general and administrative expenses	1,479,035	68,101
Bad debt expense	13,300	-
Loss on advance to vendor	-	12,900
Professional fees	111,327	55,863
Organizational costs	-	3,642
Website setup	81,886	34,630
Total operating expenses	1,685,548	175,136

Loss from operations	(1,581,129)	(174,340)

Other expenses:
Interest expense	(60)	(37)

Net loss	$(1,581,189)	$(174,377)

Series A preferred stock dividend	(38,794)	-

Net loss attributable to common stockholders	$(1,619,983)	$(174,377)

Net loss per common share – basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding – basic and diluted	60,904,780	48,182,000

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

			Series A		Series B		Additional
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

December 31, 2010	45,600,000	45,600	-	-	-	-	(42,600)	(1,615)	1,385

Preferred shares issued for cash	-	-	2,400,000	2,400	-	-	117,600	-	120,000

Common shares issued for services	2,582,000	2,582	-	-	-	-	10,328	-	12,910

Net loss	-	-	-	-	-	-	-	(174,377)	(174,377)

December 31, 2011	48,182,000	48,182	2,400,000	2,400	-	-	85,328	(175,992)	(40,082)

Common shares issued for services	6,160,000	6,160	-	-	-	-	620,342	-	626,502

Preferred shares for cash	-	-	4,600,000	4,600	-	-	1,125,400	-	1,130,000

Preferred shares for services	-	-	-	-	1,375,000	1,375	(1,375)	-	-

Conversion of preferred series A shares to common shares	17,800,000	17,800	(1,780,000)	(1,780)	-	-	(16,020)	-	-

Warrants expense	-	-	-	-	-	-	9,936	-	9,936

Preferred series A shares issued for stock dividend	-	-	322,814	323	-	-	38,471	(38,794)	-

Net loss	-	-	-	-	-	-	-	(1,581,189)	(1,581,189)

December 31, 2012	72,142,000	72,142	5,542,814	5,543	1,375,000	1,375	1,862,082	(1,795,975)	145,167

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
STATEMENT OF CASH FLOWS

	Years Ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,581,189)	$(174,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	626,502	12,910
Warrants expense	9,936	-
Bad debt expense	13,300	-
Changes in operating assets and liabilities:
Accounts receivable from related party	(58,360)	-
Inventories	(3,448)	(3,360)
Prepaid expenses and other current assets	(2,840)	2,304
Accounts payable	(5,674)	24,755
Accrued liabilities	(693)	4,103
Net cash used in operating activities	(1,002,466)	(133,665)

Cash flows from financing activities:
Proceeds from loans payable to related party	-	16,687
Proceeds from sale of Series A preferred stock	1,130,000	120,000
Net cash provided by financing activities	1,130,000	136,687

Net change in cash and cash equivalents	127,534	3,022
Cash and cash equivalents beginning of period	3,022	-
Cash and cash equivalents end of period	$130,556	$3,022

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities:
Common stock issued for the conversion of Series A preferred stock	$17,800	$-
Series A preferred stock issued for Series A preferred stock dividend	38,794	-

The accompanying notes are an integral part of these financial statements.

Pazoo, Inc.
Notes to the Financial Statements

Note 1—DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Pazoo, Inc. (the “Company”) was originally incorporated in Nevada as IUCSS, Inc., with our operating headquarters in Cedar Knolls, New Jersey as a leading health and wellness social community to provide information, services, and online products for improvement of everyday living through our website.  We changed our name on May 9, 2011 to take advantage of unique branding and website opportunities in the health improvement field. The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing unique product offerings to the market.  The Company began commercial operations during 2012.

Basis of Presentation

The financial statements have been prepared by Pazoo, Inc. in accordance with accounting principles generally accepted in the United States. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Stock-Based Compensation

Total stock-based compensation for 2012 and 2011 totaled $636,438 and $12,910, respectively, consisting of common stock and warrants issued for services.  The Company accounts for stock-based compensation issued to employees in accordance with ASC 718 "Compensation - Stock Compensation" whereby the fair value of the share-based payment transaction is determined on the grant date. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity-Based Payments to Non-Employees" whereby the fair value of the share-based payment transaction is determined at the earlier of performance commitment date or the performance completion date.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

Accounts Receivable

Accounts receivable consists of amounts due from a related party for services provided (see Note 4). The Company uses the allowance method for recognizing bad debts, based on collections history. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectible. During 2012, the company recorded an allowance against its accounts receivable balance of $13,300.

Internal-use Software and Website Development

Costs incurred to develop software for internal use and our websites are expensed as incurred. Costs related to design or maintenance of internal-use software and website development are expensed as incurred.  We incurred website hosting and setup expenses, including updates and search engine optimization for our main website, of $81,886 and $34,630 for 2012 and 2011, respectively.

Inventories

Inventory consists predominately of goods purchased from third party suppliers and does not include raw materials.  Certain inventory contains expiration dates (“shelf life”) and the efficacy of any product which is held beyond its shelf life may be impaired.  Our inventory reserve is zero as of December 31, 2012 and 2011.  The company purchased most of its inventory in 2011 and as such, there are some products that are approaching the end of their shelf life.  Inventory cost is determined using the weighted average cost method.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of FASB ASC 740 which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company files income tax returns in the U.S. federal jurisdiction and in the state of New Jersey.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is determined by dividing the net loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of the outstanding awards for the years ended December 31, 2012 and 2011 was -0- shares.

Recently Issued Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2—GOING CONCERN

During 2012 and 2011, the Company incurred net losses of $1,581,189 and $174,377 and respectively.  This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.

Note 3—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 20 million shares of $0.001 par value Preferred Stock.  The preferred shares available for issuance are 10,000,000 Series A Convertible Preferred Stock, 2,500,000 Series B Non-convertible Preferred Stock, and 7,500,000 Series C Non-convertible Preferred Stock.   As of December 31, 2012 and 2011, we have 5,542,814 and 2,400,000 shares of Series A Preferred Stock issued and outstanding, respectively.  As of December 31, 2012 and 2011, we have 1,375,000 and no shares of Series B Preferred Stock issued and outstanding, respectively. No Series C Preferred Stock has been issued.

The Series A Preferred Stock is convertible into ten shares of common stock for each Preferred share at the option of the holder, does not have voting rights, pays a Series A Preferred Stock dividend of 5% annually, and matures on February 1, 2013.  All outstanding shares of Series A Preferred Stock shall convert to shares of common stock on February 1, 2013. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the “Liquidation Preference”) equal to (A) $1,000 per Share held by such Holder, plus (B) a further amount equal to any Dividends accrued but unpaid on such Shares.  If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders.  The Liquidation Preference shall be appropriately adjusted for any stock splits, stock combinations, stock dividends or similar recapitalizations.

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

The Series C Preferred Stock is non-convertible and has no voting rights, pays a common stock dividend from 2% to 12% annually, and matured on February 1, 2013.  No Series C shares were issued.

During 2012, we sold an aggregate of 4,600,000 Series A Preferred shares to Integrated Capital Partners, Inc. (ICPI) for cash proceeds of $1,130,000. Included for such proceeds, we also sold 2,600,000 common stock warrants and 2,000,000 Series A preferred stock warrants (see “Warrants” section below).

During 2012, we issued an aggregate of 322,814 Series A Preferred shares as payment of the dividend on the Series A preferred stock for 2012 and 2011. The shares were valued at $38,794.

During 2012, we issued an aggregate of 1,375,000 Series B Preferred shares for services. The shares were determined to have a nominal value and no expense was recorded.

During 2011, we sold an aggregate of 2,400,000 Series A Preferred shares to Integrated Capital Partners, Inc. (ICPI) for cash proceeds of $120,000. Included for such proceeds, we also sold 2,400,000 common stock warrants (see “Warrants” section below).

Common Stock

During 2012, we issued an aggregate of 550,000 common shares to experts who have agreed to be included in the “Our Experts” section of our Company website. Each expert has executed an expert services contract which includes a certain number of shares issued upon signing and further shares earned over the first year of the contract. During  2012, an aggregate of $33,452 was expensed under these contracts. As of December 31, 2012, there were 1,047,500 common shares that will be earned through 2013 of which $6,755 remains to be expensed.

During 2012, we issued an additional 5,610,000 common shares for services valued at $593,050.

During 2012, we issued an aggregate of 17,800,000 common shares for the conversion of 1,780,000 shares of Series A Preferred Stock.

During 2011, we issued an aggregate of 2,582,000 common shares for services valued at $12,910.

Warrants

In connection with the sale of Series A Preferred Stock during 2012 and 2011, we issued an aggregate of 2,600,000 and 2,400,000 common stock warrants, respectively, to Integrated Capital Partners, Inc. (ICPI) which are exercisable at $0.05 per common share, vest on April 6, 2012 and expire on April 6, 2015.

In connection with the sale of Series A Preferred Stock during 2012, we issued an aggregate of 2,000,000 Series A Preferred Stock warrants to Integrated Capital Partners, Inc. (ICPI) which are exercisable at $0.75 per Series A preferred share, vest on their grant date and expire between June and August 2015.

During 2012, we issued 2,000,000 common stock warrants for services which are exercisable at $0.01 per share, vest on April 6, 2014 and expire on April 6, 2016. The fair value of these warrants was determined to be $9,936 using the Black-Scholes Option Pricing model and the following key assumptions: (1) discount rate of 0.39%, (2) expected term of 4.0 years (3) expected volatility of 283.45% and (4) zero expected dividends. The entire $9,936 was expensed during 2012.

There was no Series A preferred stock warrant activity during 2011. The following table presents the Series A preferred stock warrant activity during 2012:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2011	-	-
Granted	2,000,000	$0.75
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	2,000,000	$0.75
Exercisable – December 31, 2012	5,000,000	$0.05

The weighted average remaining life of the outstanding Series A preferred stock warrants as of December 31, 2012 was 2.54 years.

The following table presents the common stock warrant activity during 2012 and 2011:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2010	-	-
Granted	2,400,000	$0.05
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2011	2,400,000	$0.05
Granted	4,600,000	$0.03
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	7,000,000	$0.04
Exercisable – December 31, 2012	5,000,000	$0.05

The weighted average remaining life of the outstanding Series A common stock warrants as of December 31, 2012 and 2011 was 2.55 and 3.57 years, respectively.

Note 4—RELATED PARTY TRANSACTIONS

Related Party Transactions

David Cunic has an equity ownership interest in Pazoo and is a Board Member and the CEO of Pazoo.  He is also an owner of DMC Athletics & Rehabilitation, Inc. (DMC), a collection of outpatient orthopedic physical therapy and personal training centers in Morris County, New Jersey.  Pazoo subleases office space from DMC at 15A Saddle Road, Cedar Knolls, NJ 07927, which is also one of the locations of DMC.  Mr. Cunic spends roughly 40 hours per week contributing to the advancement of Pazoo.  Gina Morreale was previously employed as Secretary/Treasurer for Pazoo and was concurrently employed by ICPI, a Series A Convertible Preferred Stock holder.  In September 2011, Ben Hoehn assumed the role of Chief Operating Officer and replaced Gina Morreale as Secretary/Treasurer.  Since that time Gina Morreale had no affiliation with Pazoo other than be a shareholder.  In addition to his management role at Pazoo, for which he spends approximately 40 hours per week, Ben Hoehn is the Chief Operating Officer of DMC.

ICPI was previously the investor relations firm for VitaminSpice, LLC prior to its investment into Pazoo, Inc.  VitaminSpice and Pazoo signed a Supply Agreement in February 2011.  Certain creditors of VitaminSpice have filed an involuntary bankruptcy proceeding against VitaminSpice which calls into question the ability of VitaminSpice to perform under the Supply Agreement.

In April 2012 Pazoo entered into a consulting agreement with DMC to render such advice, consultation, information, and services to the Directors and/or Officers of DMC regarding general business and marketing matters including, but not limited to the following: advice on structure of the organization, organization of sales team, prospecting new partners/vendor relationships and clients, and positioning of DMC into promotional and healthcare marketing, whether through Pazoo’s website (www.Pazoo.com), or by some other means, as well as professional physical therapy sessions performed by David M. Cunic for, or on behalf of, Pazoo .  The amount and duration of any physical therapy services performed by David M. Cunic hereunder shall be by mutual agreement of DMC and Pazoo and there shall be no minimum required services performed.  Due to the effects of Hurricane Sandy, DMC was no longer in a position to pay for the services set forth in the consulting agreement, and the parties mutually agreed to terminate the consulting agreement in November 2012. The Company generated $105,000 in revenues pursuant to this agreement in 2012. Of this amount, $45,060 was outstanding in accounts receivable and $13,300 was recorded in allowance for doubtful accounts.

Loans Payable to Related Party

Pazoo, Inc. entered into promissory notes totaling $18,302 with ICPI and used the funds for startup and organizational costs.  ICPI is a Series A Preferred stockholder. The notes are secured by the assets of the Company, have interest rates between 0.16% and 0.56%, and have maturity dates from December 31, 2011 through October 4, 2012. As of December 31, 2012 all of the notes are in default and are now due on demand.  Subsequent to December 31, 2012, the maturity date on all Promissory Notes have been extended negating any default (See, Subsequent events).

Note 5—COMMITMENTS AND CONTINGENCIES

Pazoo, Inc. sublets office space at $500 per month from DMC for a twelve-month term which commenced on April 1, 2011 and was extended for an additional year to expire on March 31, 2013.  This lease may be extended on a year-to-year basis at the sole option of Pazoo, Inc.  For the term of the sublet period, we have agreed to maintain public liability insurance on the property as stated in the same amounts of DMC’s original lease with the landlord.  We also lease office space at $625 per month at 20885 N. 90th Place, Scottsdale, Arizona for a twelve-month term which commenced on January 1, 2013.  This lease is renewable on a 12 month basis.

Note 6—INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2012 and 2011, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,128,746 at December 31, 2012, and will begin to expire in the year 2031.

At December 31, 2012 and 2011, deferred tax assets consisted of the following:

	2012	2011
Net operating loss carry-forward	$395,061	$57,079
Valuation allowance	(395,061)	(57,079)
Net deferred tax asset	$-	$-

Note 7—SUBSEQUENT EVENTS

Through April 2013, the Company issued an aggregate of 7,250,000 common shares for the conversion of 725,000 shares of Series A Convertible Preferred Stock.

In March 2013, the Company and ICPI agreed to modify and extend the respective current maturity dates of certain Promissory Notes totaling $18,302 to July 1, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the design and operation of our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on such criteria.

Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2012:

1.
We did not maintain proper segregation of duties for the preparation of our financial statements. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

2.	We do not have a formal review process in place for the financial reporting process.

Contributing to our deficiency is the Company’s small size and the Company’s lack of an Audit Committee.  As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency, or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.  The Company expects that as we grow, an Audit Committee (which requires outside Board Members) will be added, as well as internal accounting staff to provide further internal checks and balances

Item 9B. Other Information

None.

Item 10. Directors, Officers, and Corporate Governance

Our directors serve until their successors are elected and qualified. Our directors elect our officers to a term of one (1) year and they serve until they are reelected or their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Title
Steven Basloe	61	President, Chairman of the Board of Directors
David Cunic	33	Chief Executive Officer, Director
Gregory Jung	45	Chief Financial Officer, Director
Ben Hoehn	31	Chief Operating Officer

With the exception of Ben Hoehn, who has held his position since September 2011, the persons named above have held their offices/positions since November 2010 and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

David M. Cunic - Chief Executive Officer, Director
David Cunic is a member of various physical therapy and community service organizations and has been the owner and manager of DMC since its founding in 2006.  David has grown DMC from himself, as the only employee, to 23 employees in just over five years with sales reaching approximately $2 million per year. Educated with a Bachelor of Health Science and Master of Physical Therapy from the University of New England, David is highly trained in sports medicine, orthopedics, and manual therapy and has had the honor of working with prestigious doctors from numerous professional and Olympic sport teams.  In addition, prior to forming DMC, he has worked at inpatient facilities and has managed several outpatient orthopedic clinics.  Mr. Cunic periodically refines his knowledge and manual skills through workshops and continuing education seminars, but what makes him truly unique is his ability to relate to his patients, which is a result of receiving intensive physical therapy himself for four years.  David is a certified personal trainer and a licensed referee for the United States Soccer Federation. He was chosen to serve as the CEO and Chairman of the board of directors based on the fact that it was his vision and concept to create Pazoo, Inc.

Steven Basloe - President, and Executive Vice President of Marketing/Sales, Chairman of the Board
Mr. Basloe brings over three decades of sales and marketing experience and leadership to PAZOO, where he has developed the strategic plans and execution for advertising, sales, marketing and distribution. Since 1996, Mr. Basloe has served as the president of SMB Marketing Group – a full-service marketing firm that provides strategy, sales consulting, planning and creative production for brand development, marketing, advertising and promotions. At SMB, his key accomplishments have included the launch of a new division for Bertelsmann Home Entertainment; product/brand introductions for Samsung, McGraw-Hill, GoodTimes Home Entertainment, Thomas Regional Publishing, and Alfred Haber Distribution; as well as online brand development for S. Rothschild outwear and Rosco Vision Systems. He most recently developed the branding, product and marketing strategies for the rollout of a breakthrough tennis elbow device. For the 15 years prior to SMB, Mr. Basloe was a founding partner at Ericksen/Basloe Advertising, a leading, award-winning entertainment agency that grew an average of 20% a year through its offices in NYC and LA. The agency’s prestigious client base included several top movie studios: Warner Brothers, Disney, Paramount and Columbia Pictures. At EBA, Mr. Basloe developed the marketing, advertising and sales strategies for the launches of Turner Home Entertainment and Hanna Barbara Home Entertainment (through Worldvision Home Entertainment). Mr. Basloe also developed the multi-year, direct response campaign for Jack Nicklaus’s ‘Golf My Way’ video series. Previously, he was a member of the senior management team that launched Columbia Pictures Home Entertainment and made it into an industry leader. At Columbia, Mr. Basloe built a nationwide sales distribution network and led the team that branded the division and its individual product labels, and created the marketing, advertising and promotional programs for new product releases. Steven Basloe holds a Bachelor of Science degree (B.S.) and a Master in Business Administration in marketing (M.B.A.), plus a Juris Doctorate (J.D.), from Syracuse University

Gregory Jung – Chief Financial Officer, Director
Gregory Jung holds a Bachelor of Science degree from Michigan State University in Food Systems Economics and Management.  Prior to his employment with Pazoo, Inc., he was president of Curtis Michael Management Corporation, a Phoenix, Arizona investor relations consulting firm, where he prepared research reports and presentation materials for small cap companies from December 2008 to November 2010.  He was also a Director of Investor Relations from January 2008 to December 2008 at Christensen Investor Relations, a Scottsdale Arizona investor relations consulting firm.  His responsibilities included the planning and implementation of all phases of client consulting with particular emphasis on program delivery of perception research (writing feedback studies), corporate messaging to the general public (drafting press releases and designing presentations), analyzing shareholder composition, and planning financial media and outreach services.   From 2004 through 2007 he worked for SunAmerica, Sentra, and Spelman Securities (which later changed its name to AIG Financial Advisors) where he was a fixed income trader (2005-2007) and he performed supervisory transactional review of the firm's Offices of Supervisory Jurisdiction (2004-2005).  He began his capital markets career in 1997 with experience spanning the areas of equity and fixed income trading, compliance, and supervision in the planning and delivery within client relationships.  He has formerly held FINRA Series 4, 7, 24, 53, 55, and 63 licenses, although he has not been FINRA registered since December 2007.  His CRD# 2828857 can be viewed at http://www.finra.org/Investors/ToolsCalculators/BrokerCheck/.  He was chosen to serve on the board of directors based on his capital markets experience and familiarity with investor relations procedures.

Ben Hoehn – Chief Operating Officer
Ben Hoehn has both a Bachelor and a Master of Science in Criminal Justice from the University of Cincinnati.  He is currently the Chief Operating Officer for all 3 of DMC’s physical therapy and personal training facilities, in New Jersey as well as DMC's Nutritional Line.  He has held this post since April 2010, managing its current staff, handling all day to day business operations and implementing new policies and procedures to ensure patient satisfaction.  Prior to his work at DMC, from 2007 to 2010 he was employed in Cincinnati by Community Police Partnering Center, a non-profit organization that worked with the Cincinnati Police Department in crime and problem solving techniques.  His duties included developing, extracting, and analyzing criminal data as well as providing technical and analytical assistance to all stages of the criminal problem solving process.

Possible Potential Conflicts

The OTCQB on which shares of our common stock is quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officers and directors in that they may have other business interests in the future to which they devote their attention, and may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such business judgment as is consistent with each officer's understanding of his fiduciary duties to us.

Currently we have three officers and directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of any conflicts of interest will be effective.

Code of Business Conduct and Ethics

In January 1, 2011, we adopted a Code of Ethics and Business Conduct that is applicable to our future employees, concurrently with adopting a separate Code of Ethics for Principal Executive and Senior Financial Officers or persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

●	full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company

●	compliance with applicable governmental laws, rules and regulations

●	the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

●	accountability for adherence to the Code of Ethics.

Copies of our Code of Ethics and Business Conduct and Code of Ethics for Principal and Senior Financial Officers were filed as Exhibit 99.2 of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011.

Board of Directors

Our directors hold office until the completion of their terms of office, which is not longer than one year, or until they have been reelected or their successor(s) have been elected. On November 16, 2012 each of our directors was reelected for a one year term. Therefore, our director’s terms of office expire on November 16, 2013. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there is currently one), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.  In hope of attracting exemplary professionals, the company reserves the right to compensate outside directors when such outside directors are elected.

Involvement in Certain Legal Proceedings

During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of us:

(1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i. acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. engaging in any type of business practice; or

iii. engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

Item 11. Executive Compensation

We will reimburse all directors for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. At the current time we do not have officers and directors liability insurance.  We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Summary Executive Compensation Table

The following table shows, for the fiscal year ended December 2012 and the fiscal year ended December 31, 2011, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Cunic,	2012	37,500	-	-	-	-	-	-	-
CEO and Director	2011	-	-	-	-	-	-	-	-

Steve Basloe,	2012	17,143	-	-	-	-	-	-	-
President and Director	2011	-	-	-	-	-	-		-

Gregory Jung,	2012	51,692	-	-	-	-	-	-	-
CFO and Director (2)	2011	24,893	-	-	-	-	-	-	-

Ben Hoehn,	2012	40,846	-	-	-	-	-	-	-
COO	2011	-	-	-	-	-	-	(1)	-

(1)	Ben Hoehn, our Chief Operating Officer, was issued 2,500,000 shares of common stock for services valued at $12,500 in 2011 and replaced Gina Morreale as Secretary and Treasurer.

(2)
Gregory Jung, our Chief Financial Officer, had compensation in the amount of $24,893.  Of the $24,893 only $23,154 was paid in 2011 and the remainder was accrued and paid in the first quarter 2012.  Mr. Jung signed an at-will employment contract in June 2012 with no specified term.

We have no outstanding equity awards at fiscal year-end 2012.

We have no formal employment arrangement with our Directors and their compensation has not been fixed or based on any percentage calculations. Our Directors will make all decisions determining the amount and timing of their compensation and, for the immediate future, will not receive any compensation. Our Directors compensation amounts will be formalized if and when their annual compensation exceeds $50,000.

Part III

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are beneficially owned directly and the percentage shown is based on 72,142,000 shares of common stock issued and outstanding, as of December 31, 2012.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	David Cunic	15,000,000	20.8%
	13 Old Mill Drive
	Denville NJ 07834

Common	Steve Basloe	15,000,000	20.8%	(1)
	560 Sylvan Avenue
	Englewood NJ 07632

Common	Gregory Jung	12,500,000	17.3%
	17625 North 14th Street
	Phoenix AZ 85022

Common	Ben Hoehn	2,500,000	3.5%	(2)
	496 Mayhew Court
	South Orange NJ 07079

Common	Total Beneficial Ownership	72,142,000	100.0%	(3)

(1)	Mr. Basloe's beneficial ownership includes 1,000,000 shares of stock issued in the names of his four children at his request and direction.

(2)	Ben Hoehn is the Chief Operating Officer and replaced Gina Morreale as Secretary and Treasurer in September 2011

(3)
ICPI has agreed to limit its conversion so that at no time will it own more than 4.99% of the issued and outstanding common stock of the Company (See, First Amendment to Investment Agreement, Exhibit 99.1)

As of December 31, 2012, shares of the Company's common stock was issued and outstanding was 72,142,000.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

Item 13. Certain Relationships and Related Transactions, and Director Independence

David Cunic has an equity ownership interest in Pazoo and is a Board Member and the CEO of Pazoo.  He is also an owner of DMC, a collection of outpatient orthopedic physical therapy and personal training centers in Morris County, New Jersey.  Pazoo subleases office space from DMC at 15A Saddle Road, Cedar Knolls, NJ 07927, which is also one of the locations of DMC.  Mr. Cunic spends roughly 40 hours per week contributing to the advancement of Pazoo.  In addition to his management role at Pazoo, for which he spends approximately 40 hours per week, Ben Hoehn is the Chief Operating Officer of DMC.

ICPI was previously the investor relations firm for VitaminSpice, LLC prior to its investment into Pazoo, Inc.  VitaminSpice and Pazoo signed a Supply Agreement in February 2011.  Certain creditors of VitaminSpice have filed an involuntary bankruptcy proceeding against VitaminSpice which calls into question the ability of VitaminSpice to perform under the Supply Agreement.

In April 2012 Pazoo entered into a consulting agreement with DMC to render such advice, consultation, information, and services to the Directors and/or Officers of DMC regarding general business and marketing matters including, but not limited to the following: advice on structure of the organization, organization of sales team, prospecting new partners/vendor relationships and clients, and positioning of DMC into promotional and healthcare marketing, whether through Pazoo’s website (www.Pazoo.com), or by some other means, as well as professional physical therapy sessions performed by David M. Cunic for, or on behalf of, DMC.  The amount and duration of any physical therapy services performed by David M. Cunic hereunder shall be by mutual agreement of DMC and Pazoo and there shall be no minimum required services performed.  Due to the effects of Hurricane Sandy, DMC was no longer in a position to pay for the services set forth in the consulting agreement, and the parties mutually agreed to terminate the consulting agreement in November 2012.

In October 2012 Pazoo entered into a binding letter of intent for the acquisition of DMC.  Pazoo extended the Letter of Intent until June 30, 2013 to afford DMC an opportunity to recover from the business losses suffered by DMC due to Hurricane Sandy.  Management will reevaluate the terms of the letter of intent in the second quarter of 2013 and will decide at that time if it desires to: (i) enter enter into a definitive agreement to acquire DMC; (ii) further extend the term of the letter of intent;  (iii) terminate the letter of intent.

Item 14. Principal Accounting Fees and Services

Malone & Bailey fees – audit only:     $16,000.

Part IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation
31.1	Certification of David Cunic, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Gregory Jung, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Gregory Jung, Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certificate of Amendment Name Change
99.2	Certificate of Designation of Series A Convertible Preferred Stock
99.3	Certificate of Designation of Series B Non-Convertible Preferred Stock

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2013	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

April 13, 2013	PAZOO, INC.

/s/ Gregory Jung
Gregory Jung
Chief Financial Officer