Form 10-Q
period 2013-03-31
Pazoo, Inc.
filed 2013-05-14
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
________________________

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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
Yes ☐ No ☒

80,397,000 shares of common stock, par value $0.001 per share, outstanding as of  May 7, 2013.

Pazoo, Inc.
Form 10-Q

ii

Part I – FINANCIAL INFORMATION

Item 1       Financial Statements

PAZOO, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
ASSETS	2013	2012

Current assets:
Cash and cash equivalents	$32,552	$130,556
Accounts receivable from related party, net of allowance $13,300	44,073	45,060
Inventories	7,486	6,808
Prepaid expenses	4,417	3,536
Total current assets	88,528	185,960

Total Assets	$88,528	$185,960

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$40,356	$22,491
Loans payable to related party	18,302	18,302
Total current liabilities	58,658	40,793

Stockholders' deficit:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,117,814 and 5,542,814 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	5,118	5,543
Series B preferred stock, $0.001 par value, 2,500,000 shares authorized, 1,375,000 shares issued and outstanding	1,375	1,375
Series C preferred stock, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 980,000,000 shares authorized, 77,147,000 and 72,142,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	77,147	72,142
Additional paid-in capital	1,896,550	1,862,082
Accumulated deficit	(1,950,320)	(1,795,975)
Total stockholders' deficit	29,870	145,167

Total Liabilities and Stockholders' Deficit	$88,528	$185,960

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues:
Merchandise sales	$4,370	$3,083
Total revenues	4,370	3,083

Cost of goods sold:
Merchandise sales	4,603	3,435
Total cost of goods sold	4,603	3,435

Gross loss	(233)	(352)

Operating expenses:
Selling, general and administrative expenses	93,705	18,435
Business advisory	-	35,000
Professional fees	40,747	17,837
Website setup	19,645	8,961
Total operating expenses	154,097	80,233

Loss from operations	(154,330)	(80,585)

Other expenses:
Interest expense	(15)	(15)

Net loss	(154,345)	(80,600)

Series A preferred stock dividend	(21,687)	(21,483)

Net loss attributable to common stockholders	$(176,032)	$(102,083)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	75,325,972	48,182,000

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(154,345)	$(80,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	39,048	-
Changes in operating assets and liabilities:
Accounts receivable from related party	987	-
Inventories	(678)	(496)
Prepaid expenses and other current assets	(881)	696
Accounts payable and accrued liabilities	17,865	17,674
Net cash used in operating activities	(98,004)	(62,726)

Cash flows from financing activities:
Issuance of preferred stock for cash	-	60,000
Net cash provided by financing activities	-	60,000

Net increase in cash and cash equivalents	(98,004)	(2,726)
Cash and cash equivalents beginning of period	130,556	3,022
Cash and cash equivalents end of period	$32,552	$296

Supplemental Disclosure of Noncash Financing Activities
Common stock issued for the conversion of Series A preferred stock	$4,250	$-

The accompanying notes are an integral part of these unaudited financial statements.

Pazoo, Inc.
Notes to the Unaudited Financial Statements

Note 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim financial statements of Pazoo, Inc. (“we”, “our”, “Pazoo” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Pazoo’s audited 2012 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Pazoo’s fiscal 2012 financial statements have been omitted.

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

Note 2—GOING CONCERN

From inception of November 16, 2010 through March 31, 2013, the Company incurred net losses of $1,950,320.    This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.

Note 3—STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2013, 425,000 Series A Preferred shares were converted into 4,250,000 common shares.

During the three months ended March 31, 2013, we issued an aggregate of 755,000 common shares to individuals who are affiliated with the “Our Experts” section of our Company website. Experts have signed contract to provide services which includes a certain number of shares issued upon signing and further shares earned over the first year of the contract. During the three months ended March 31, 2013, an aggregate of $39,048 was expensed under these contracts. As of March 31, 2013, there were 2,147,500 common shares that will be earned through 2014 of which $38,160 remains to be expensed.

Warrants

The following table presents the Series A preferred stock warrant activity during the three months ended March 31, 2013:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2012	2,000,000	$0.75
Granted	-	-
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding - March 31, 2013	2,000,000	0.75
Exercisable- March 31, 2013	2,000,000	$0.75

The weighted average remaining life of the outstanding Series A preferred stock warrants as of March 31, 2013 and December 31, 2012 was 2.30 and 2.54 years, respectively.

On January 23, 2013, Pazoo modified the exercise price of 600,000 warrants previously sold for cash along with shares of Series A preferred stock in January 2012. The exercise price was modified from $0.05 to $0.03.

The following table presents the common stock warrant activity during the three months ended March 31, 2013:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2012	7,000,000	$0.04
Granted	-	-
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding - March 31, 2013	7,000,000	0.04
Exercisable- March 31, 2013	5,000,000	$0.05

The weighted average remaining life of the outstanding common stock warrants as of March 31, 2013 and December 31, 2012 was 2.30 and 2.55 years, respectively.

Note 4—RELATED PARTY TRANSACTIONS

Pazoo, Inc. entered into promissory notes totaling $18,302 with Integrated Capital Partners, Inc. (“ICPI”) and used the funds for startup and organizational costs.  ICPI is a Series A Preferred stockholder.  The notes are secured by the assets of the Company, have interest rates between 0.16% and 0.56%, and all have an amended maturity date of July 1, 2013.

David Cunic has an equity ownership interest in Pazoo and is a Board Member and the CEO of Pazoo.  He is also an owner of DMC Athletics & Rehabilitation, Inc. (“DMC”). In April 2012 Pazoo entered into a consulting agreement with DMC. Due to the effects of Hurricane Sandy, DMC was no longer in a position to continue to perform the under the consulting agreement, and the parties mutually agreed to terminate the consulting agreement in November 2012. The Company generated $105,000 in revenues pursuant to this agreement during 2012. Of this amount, $44,073 and $45,060 was outstanding in accounts receivable and $13,300 was recorded in allowance for doubtful accounts as of March 31, 2013 and December 31, 2012, respectively.

Note 5—SUBSEQUENT EVENTS

In April 2013, Integrated Capital Partners, Inc. (“ICPI”) converted 300,000 shares of Series A convertible preferred stock into 3,000,000 shares of common stock.

In April 2013, the Company terminated its advisory services agreement from July 2012 with Gotham Capital and cancelled 3,000,000 shares common stock and 2,000,000 warrants   For consideration of past services performed under the agreement, the Company issue restricted common stock to Gotham which vests as follows: 250,000 shares on April 6, 2013; 250,000 shares on June 6, 2013, 250,000 shares on August 6, 2013; and 250,000 shares on October 7 2013.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2013 and March 31, 2012,

Overview
We were incorporated as a C-Corporation in the State of Nevada as IUCSS, Inc. on November 16, 2010 and we established a fiscal year end of December 31.  On May 9, 2011, we changed our name to Pazoo, Inc. to take advantage of unique branding and website opportunities. We are a health and wellness social community that has developed its website (www.pazoo.com) to provide information, services, and online products for improvement of everyday living.  Our mission is to deliver healthy cost-effective nutritional products through relationships with leading manufacturers in the health improvement industry.   Pazoo.com’s mission is to be 1) a leading social community offering best-in-class health and wellness products for both people and pets; and 2) an important resource for consumers and professionals with diverse information about health and wellness.  We  introduced three new product offerings in the the 1st quarter of 2013 with our Pazoo private labeling: Max Plus Multivitamin powered by Vita Cell Stem Cell Nutrition, Vita Cell Stem Cell Nutrition, and OxyMax H20. We also added twenty two new experts to our website to deliver vital information for improving and enhancing the enjoyment of living fuller and enriching lives.

Sources of Revenue
With a team of health and wellness experts and other supportive professionals, Pazoo.com is committed to making an impact on its visitors’ health and wellness while producing profit with revenue streams coming from a variety of business initiatives.  We have expanded our business plan to generate revenue through five main sources: 1-website (Pazoo.com), 2-direct response (Pazoo Direct), 3-retail (Pazoo Retail), 4-consulting (Pazoo Wellness), and 5-advertising (Pazoo Advertising).  Since November 16, 2010 (our inception) to the period ended March 31, 2013 (the date of the accompanying financial statements) we have generated $125,801 in total revenues, which is comprised of $20,801 in merchandise revenues and $105,000 in service revenues and we have a cumulative net loss of $1,950,320.  We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

Results of Operations
Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Net Sales.  We had net sales of $4,370 and $3,083 in the three months ended March 31, 2013 and March 31, 2012, respectively.  The revenue increase was attributable to a larger product selection in 2013 compared to 2012.    Our website (www.pazoo.com) was functional in limited form beginning August 2011.

Cost of Goods Sold. We had cost of goods sold of $4,603 and $3,435 in the three months ended March 31, 2013 and March 31, 2012, respectively.  The increase was directly attributable to the increase in sales in 2013 compared to 2012.

Operating Expenses.  Operating expenses consisted primarily of, selling, general and administrative expenses, professional fees, and website setup fees.  Total operating expenses increased 92% to $154,097 for the three month period ended March 31, 2013 from $80,233 for the three month period ended March 31, 2013.  The components of operating expenses are detailed below.

Selling, General and Administrative increased 408% to $93,705 from $18,435, in 2013 versus 2012 which was mainly comprised of payroll and marketing & advertising.  We incurred payroll expenses of $29,397 in the three month period ended March 31, 2013 compared to $11,855 for the three month period ended March 31, 2012.  The increase was comprised of three employees on payroll versus one employee in 2012.  Marketing & advertising expenses increased to $10,000 from $1,661 in the three month period ended March 31, 2012.

Professional fees increased 128% to $40,747 from $17,837 in 2013 versus 2012.  The increase in professional fees was comprised mainly of accounting fees (44%), general counsel fees (42%), and investor relations fees (11%).

Website setup fees increased 119% to $19,645 from $8,961 in 2013 versus 2012.  The increase in website setup fees was attributed to periodic website updates.

Net Loss.  Our net loss increased to $154,345 for the three months ended March 31, 2013 from $80,600 for the same period in 2012, which was an increase of 91%.  The increase is primarily attributable to selling, general and administrative, and professional expenses as described above.

Liquidity and Capital Resources.  In the three month period ended March 31, 2013, we issued no Series A Preferred Stock.

Our total assets were $88,528 as of March 31, 2013, which mainly consisted of $32,552 in cash and $44,073 accounts receivable from a related party, net of allowance of $13,300.

We had working capital of $29,870 as of  March 31, 2013.

Our total liabilities were $58,658 which was mainly attributed to accounts payable of $40,356 and short term loans of $18,302.

Our total stockholder’s equity as of March 31, 2013 was $29,870 and we had an accumulated deficit of $1,950,320 through the same period.

We used $98,004 in net cash for operating activities for the three months ended March 31, 2013, which included a net loss of $154,345 and was offset by stock issued for non-employee compensation of $39,048.

We had no cash provided by investing activities in the three month period ended March 31, 2012.

As of March 31, 2012, we had no formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

 Subsequent Events.

In April 2013, Integrated Capital Partners, Inc. (“ICPI”) converted 300,000 shares of Series A convertible preferred stock into 3,000,000 shares of common stock.

In April 2013, the Company terminated its advisory services agreement from July 2012 with Gotham Capital and cancelled 3,000,000 shares common stock and 2,000,000 warrants   For consideration of past services performed under the agreement, the Company issue restricted common stock to Gotham which vests as follows: 250,000 shares on April 6, 2013; 250,000 shares on June 6, 2013, 250,000 shares on August 6, 2013; and 250,000 shares on October 7 2013.

Item 3       Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4       Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Gregory Jung in his role as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of March 31, 2013.

We have not made any changes in our internal control over financial reporting during the three months ended March 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1       Legal Proceedings

In April, the Company filed a complaint against Edataworx for return of monies and stock under an agreement dated August 2012.

Item 1A    Risk Factors

As a “smaller reporting company” as defined by Item 10(f) of Regulation S-K, we are not required to provide information required by this item.

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds

 None.

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

May 6, 2013	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

May 6, 2013	PAZOO, INC.

/s/ Gregory Jung
Gregory Jung
Chief Financial Officer