Form 10-Q
period 2013-06-30
Pazoo, Inc.
filed 2013-08-13
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐   No ☒

90,472,000 shares of common stock, par value $0.001 per share, outstanding as of  August 9, 2013.

Pazoo, Inc.
Form 10-Q

ii

Part I – FINANCIAL INFORMATION

Item 1       Financial Statements

PAZOO, INC
BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$11,368	$130,556
Accounts receivable	4,188	-
Accounts receivable from related party, net of allowance $13,300	37,060	45,060
Inventories	4,698	3,536
Prepaid expenses	8,935	6,808
Total current assets	66,249	185,960

Total assets	$66,249	$185,960

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$39,324	$22,491
Loans payable	9,000	18,302
Total current liabilities	48,324	40,793

Stockholders' deficit:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,865,894 and 5,542,814 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	5,866	5,543
Series B preferred stock, $0.001 par value, 2,500,000 shares authorized, 1,375,000 shares issued and outstanding	1,375	1,375
Series C preferred stock, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 980,000,000 shares authorized, 84,097,000 and 72,142,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	84,097	72,142
Additional paid-in capital	1,962,547	1,862,082
Accumulated deficit	(2,035,960)	(1,795,975)
Total stockholders' deficit	17,925	145,167

Total liabilities and stockholders' equity (deficit)	$66,249	$185,960

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Service revenue	$-	$45,000	$-	$45,000
Advertising sales	5,465	-	5,464	-
Merchandise sales	4,266	3,227	8,637	6,309
Total revenues	9,731	48,227	14,101	51,309

Cost of goods sold
Merchandise sales	3,076	3,526	7,679	6,962
Total cost of goods sold	3,076	3,526	7,679	6,962

Gross profit	6,655	44,701	6,422	44,347

Operating expenses:
Selling, general and administrative expenses	56,608	54,748	159,710	73,182
Business advisory	-	-	-	35,000
Professional fees	18,832	33,781	59,582	51,618
Website setup	16,845	17,755	27,090	26,715
Total operating expenses	92,285	106,284	246,382	186,515

Loss from operations	(85,630)	(61,583)	(239,960)	(142,168)

Other expenses:
Interest expense	(10)	(15)	(25)	(30)

Net loss	(85,640)	(61,598)	(239,985)	(142,198)

Series A preferred stock dividend	(17,975)	(24,643)	(36,418)	(46,127)

Net loss attributable to common stockholders	$(103,615)	$(86,241)	$(276,403)	$(188,325)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	80,686,011	54,870,352	76,241,517	51,526,176

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(239,985)	$(142,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	50,820	17,550
Changes in operating assets and liabilities:
Accounts receivable	3,812	(5,890)
Inventories	2,110	(2,096)
Prepaid expenses and other current assets	(5,399)	(129,606)
Accounts payable and accrued liabilities	28,454	(20,701)
Net cash used in operating activities	(160,188)	(282,941)

Cash flows from financing activities:
Issuance of preferred stock for cash	7,500	380,000
Borrowings on debt	33,500	-
Net cash provided by financing activities	41,000	380,000

Net increase in cash and cash equivalents	(119,188)	97,059
Cash and cash equivalents beginning of period	130,556	3,022
Cash and cash equivalents end of period	$11,368	$100,081

Supplemental Disclosure of Noncash Financing Activities:
Common stock issued for the conversion of Series A preferred stock	$12,250	$10,800
Preferred stock and preferred stock warrants issued for debt	54,423	-
Cancellation of common stock	2,000	-

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

Note 2—GOING CONCERN

From inception of November 16, 2010 through June 30, 2013, the Company incurred net losses of $2,035,960.    This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, increasing advertising revenue, adding valuable expert advice and increasing online product selection. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.

Note 3—STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2013, 1,225,000 Series A Preferred shares were converted into 12,250,000 common shares.

During the six months ended June 30, 2013, we issued an aggregate of 1,705,000 common shares for services performed valued at $50,820.  This included shares issued to individuals who are affiliated with the “Our Experts” section of our Company website. Experts have signed contract to provide services which includes a certain number of shares issued upon signing and further shares earned over the first year of the contract. During the six months ended June 30, 2013, an aggregate of $40,820 was expensed under these “Expert” contracts. As of June 30, 2013, there were 2,222,500 common shares that will be earned through 2014 of which $44,702 remains to be expensed.

During April 2013, 2,000,000 common shares previously issued to Gotham Capital for services were returned to the Company and cancelled.

Preferred Stock

Pazoo, Inc. entered into a new Investment Agreement with ICPI whereby up to $250,000 will be invested into Pazoo through the sale of units of Series A Preferred shares and Series A preferred warrants to be used for the furtherance of the business and the financial improvement of Pazoo. During the six months ended June 30, 2013, we issued 1,548,080 Series A Preferred Shares and 1,548,080 Series A preferred share warrants to ICPI at $0.04 per share for cash of $7,500 and for the conversion of debt totaling $54,423. The Series A preferred stock warrants are exercisable at $0.05 per share for 5 years.

Warrants

The following table presents the Series A preferred stock warrant activity during the six months ended June 30, 2013:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2012	2,000,000	$0.75
Granted	1,518,080	0.05
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding - June 30, 2013	3,518,080	0.45
Exercisable- June 30, 2013	3,518,080	$0.45

The weighted average remaining life of the outstanding Series A preferred stock warrants as of June 30, 2013 and December 31, 2012 was 3.29 and 2.54 years, respectively.

On January 23, 2013, Pazoo modified the exercise price of 600,000 warrants previously sold for cash along with shares of Series A preferred stock in January 2012. The exercise price was modified from $0.05 to $0.03.

The following table presents the common stock warrant activity during the six months ended June 30, 2013:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2012	7,000,000	$0.04
Granted	-	-
Forfeited/Canceled	2,000,000	0.05
Exercised	-	-
Outstanding - June 30, 2013	5,000,000	0.05
Exercisable- June 30, 2013	5,000,000	$0.05

The weighted average remaining life of the outstanding common stock warrants as of June 30, 2013 and December 31, 2012 was 1.77 and 2.55 years, respectively.

Note 4—RELATED PARTY TRANSACTIONS

David Cunic has an equity ownership interest in Pazoo and is a Board Member and the CEO of Pazoo.  He is also an owner of DMC Athletics & Rehabilitation, Inc. (“DMC”). In April 2012 Pazoo entered into a consulting agreement with DMC. Due to the effects of Hurricane Sandy, DMC was no longer in a position to continue to perform the under the consulting agreement, and the parties mutually agreed to terminate the consulting agreement in November 2012. The Company generated $105,000 in revenues pursuant to this agreement during 2012. Of this amount, $50,360 is still outstanding in accounts receivable and $13,300 is recorded in allowance for doubtful accounts as of June 30, 2013.

Steve Basloe has an equity ownership interest in Pazoo and is the Chairman of the Board and the President of Pazoo.  He is also the owner of SMB Marketing.  SMB Marketing signed a consulting agreement with Pazoo in June 2013 to create strategy and execute against this plan to roll out the design and production of Pazoo.com and the content for Pazoo.com. The agreement is for a term of two years and requires weekly compensation on $1,000. During the six months ended June 30, 2013, he received $3,000 in relation to this agreement.

Note 5—SUBSEQUENT EVENTS

In July 2013, we issued 875,000 Series A preferred shares and 875,000 Series A preferred warrants to ICPI at a price of $0.04 per share for $35,000 pursuant to the Investment Agreement dated May 31, 2013. The Series A preferred stock warrants exercisable at $0.05 per share for 5 years.

Also, in July and August 2013, ICPI converted 550,000 shares of Series A convertible preferred stock into 5,500,000 shares of common stock.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the six months ended June 30, 2013 and June 30, 2012,

Overview
We were incorporated as a C-Corporation in the State of Nevada as IUCSS, Inc. on November 16, 2010 and we established a fiscal year end of December 31.  On May 9, 2011, we changed our name to Pazoo, Inc. to take advantage of unique branding and website opportunities. We are a health and wellness social community that has developed its website (www.pazoo.com) to provide information, services, and online products for improvement of everyday living.  Our mission is to deliver healthy cost-effective nutritional products through relationships with leading manufacturers in the health improvement industry.   Pazoo.com’s mission is to be 1) a leading social community offering best-in-class health and wellness products for both people and pets; and 2) an important resource for consumers and professionals with diverse information about health and wellness.  In the the 2nd quarter of 2013 we introduced advertising revenue to our website through relationships with leading technology companies to help maximize our web traffic and increase our pay-per-click (PPC) flowthrough.

Sources of Revenue
With a team of health and wellness experts and other supportive professionals, Pazoo.com is committed to making an impact on its visitors’ health and wellness while producing profit with revenue streams coming from a variety of business initiatives.  We have expanded our business plan to generate revenue through five main sources: 1-website (Pazoo.com), 2-direct response (Pazoo Direct), 3-retail (Pazoo Retail), 4-consulting (Pazoo Wellness), and 5-advertising (Pazoo Advertising).  Since November 16, 2010 (our inception) to the period ended June 30, 2013 (the date of the accompanying financial statements) we have generated $135,534 in total revenues, and we have a cumulative net loss of $2,035,960.  Total revenue is comprised of $105,000 in service revenues, $25,068 in merchandise revenues, and $5,465 in advertising revenues, We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

Results of Operations
Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

Net Sales.  We had net sales of $9,731 and $48,227 in the three months ended June 30, 2013 and June 30, 2012, respectively.  The revenue decrease was attributable to the absence of service revenue from a related party in 2013 compared to 2012.  A Consulting Advisory Agreement with DMC Athletics & Rehabilitation was terminated in November 2012.

Cost of Goods Sold. We had cost of goods sold of $3,076 and $3,526 in the three months ended June 30, 2013 and June 30, 2012, respectively.  The decrease in 2013 was directly attributable to an increase in sales of private label products with higher gross margins compared to retail sales with lower gross margins in 2012.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses, professional fees, and website setup fees.  Total operating expenses decreased 13% to $92,285 for the three month period ended June 30, 2013 from $106,284 for the three month period ended June 30, 2012.  The components of operating expenses are detailed below.

Selling, General and Administrative decreased 15% to $46,608 from $54,748, in 2013 versus 2012 which was mainly comprised of stock compensation and marketing & advertising.  We incurred stock compensation expenses of $14,270 in the three month period ended June 30, 2013 compared to $14,309 for the three month period ended June 30, 2012.  Marketing & advertising expenses increased to $19,832 from $1,041 in the three month period ended June 30, 2012.

Professional fees decreased 44% to $18,832 from $33,781 in 2013 versus 2012.  The decrease in professional fees was comprised attributed to a reduction in general counsel fees and lower transfer agent fees in 2013 compared to the same period ended in 2012.

Website setup fees decreased 5% to $16,845 from $17,755 in 2013 versus 2012.

Net Loss.  Our net loss increased to $85,640 for the three months ended June 30, 2013 from $61,598 for the same period in 2012, which was an increase of 39%.  The increase is primarily attributable to selling, general and administrative, professional and website setup expenses as described above.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

Net Sales.  We had net sales of $14,101 and $51,309 in the six months ended June 30, 2013 and June 30, 2012, respectively.  The revenue decrease was attributable to the absence of service revenue from a related party in 2013 compared to 2012.  A Consulting Advisory Agreement with DMC Athletics & Rehabilitation was terminated in November 2012.

Cost of Goods Sold. We had cost of goods sold of $7,679 and $6,962 in the six months ended June 30, 2013 and June 30, 2012, respectively.  The increase was directly attributable to a higher percentage of lower margin sales of retail products (compared to private label sales) in the first quarter of 2013 compared to 2012.

Operating Expenses.  Operating expenses consisted primarily of, selling, general and administrative expenses, business advisory, professional fees, and website setup fees.  Total operating expenses increased 32% to $246,382 for the six month period ended June 30, 2013 from $186,515 for the six month period ended June 30, 2012.  The components of operating expenses are detailed below.

Selling, General and Administrative increased 105% to $149,710 from $73,182, in 2013 versus 2012 which was mainly comprised of payroll and marketing & advertising.  We incurred payroll expenses of $34,411 in the six month period ended June 30, 2013 compared to $54,583 for the six month period ended June 30, 2012.  The decrease was comprised of two employees on payroll versus 4 employees in 2012.  Marketing & advertising expenses increased to $30,232 from $5,285 in the six month period ended June 30, 2012.

Professional fees increased 15% to $59,582 from $51,618 in 2013 versus 2012.  The increase in professional fees was comprised mainly of accounting fees (42%), general counsel fees (33%), and investor relations fees (6%).

Website setup fees increased 1% to $27,090 from $26,715 in 2013 versus 2012.  The increase in website setup fees was attributed to periodic website updates.

Net Loss.  Our net loss increased to $239,985 for the six months ended June 30, 2013 from $142,198 for the same period in 2012, which was an increase of 69%.  The increase is primarily attributable to professional, website, and selling, general and administrative, expenses as described above.

Liquidity and Capital Resources.  In the six month period ended June 30, 2013, we issued 1,548,080 shares of Series A Preferred Stock and 1,548,080 Series A preferred stock warrant to ICPI at a price of $0.04 per share, the proceeds of which are to be used for the furtherance of the business and the financial improvement of Pazoo.   This issuance was pursuant to an Investment Agreement dated May 31, 2013 (See Exhibit 99.1) in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

Our total assets were $66,249 as of June 30, 2013, which mainly consisted of $11,368 in cash and $37,060 accounts receivable from a related party, net of allowance of $13,300.

We had working capital of $17,925 as of June 30, 2013.

Our total liabilities were $48,324 which was mainly attributed to accounts payable of $39,324 and short term loans of $9,000.

Our total stockholder’s equity as of June 30, 2013 was $17,925 and we had an accumulated deficit of $2,035,960 through the same period.

We used $160,188 in net cash for operating activities for the six months ended June 30, 2013, which included a net loss of $239,985.

We had no cash provided by investing activities in the six month period ended June 30, 2012.

As of June 30, 2012, we had no formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Subsequent Events.

In July 2013, we issued 875,000 Series A preferred shares and 875,000 Series A preferred warrants to ICPI at a price of $0.04 per share for $35,000 pursuant to the Investment Agreement dated May 31, 2013. The Series A preferred stock warrants exercisable at $0.05 per share for 5 years.

Also, in July and August 2013, ICPI converted 550,000 shares of Series A convertible preferred stock into 5,500,000 shares of common stock.

Item 3       Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4       Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Gregory Jung in his role as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of June 30, 2013.

We have not made any changes in our internal control over financial reporting during the six months ended June 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3       Defaults Upon Senior Securities

None.

Item 4       (Reserved)

Item 5       Other Information

None.

Item 6       Exhibits

Exhibit Number	Description

31.1	Certification of David Cunic, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Gregory Jung, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Gregory Jung, Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	ICPI Investment Agreement (May 2013)
99.2	ICPI Warrant Agreement (May 2013)

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2013	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

August 9, 2013	PAZOO, INC.

/s/ Gregory Jung
Gregory Jung
Chief Financial Officer