Form 10-Q
period 2013-09-30
Pazoo, Inc.
filed 2013-11-14
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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
Yes ☐   No ☒

97,059,500 shares of common stock, par value $0.001 per share, outstanding as of  October 31, 2013.

Pazoo, Inc.
Form 10-Q

ii

Part I – FINANCIAL INFORMATION

Item 1       Financial Statements

PAZOO, INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$5,060	$130,556
Accounts receivable	9,734	-
Accounts receivable from related party, net of allowance $13,300	32,000	45,060
Inventories	4,196	3,536
Prepaid expenses	2,765	6,808
Total current assets	53,755	185,960

Total assets	$53,755	$185,960

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$67,337	$22,491
Loans payable to related party	9,000	18,302
Total current liabilities	76,337	40,793

Stockholders' (deficit) equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 6,940,894 and 5,542,814 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	6,941	5,543
Series B preferred stock, $0.001 par value, 2,500,000 shares authorized, 1,187,500 and 1,375,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,187	1,375
Series C preferred stock, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 980,000,000 shares authorized, 92,309,500 and 72,142,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	92,310	72,142
Additional paid-in capital	2,050,512	1,862,082
Accumulated deficit	(2,173,532)	(1,795,975)
Total stockholders' (deficit) equity	(22,582)	145,167

Total liabilities and stockholders' (deficit) equity	$53,755	$185,960

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Service revenue	$-	$45,000	$-	$90,000
Advertising sales	16,052	-	21,517	-
Merchandise sales	867	4,497	9,503	10,806
Total revenues	16,919	49,497	31,020	100,806

Cost of goods sold
Merchandise sales	690	4,262	8,369	11,225
Total cost of goods sold	690	4,262	8,369	11,225

Gross profit	16,229	45,235	22,651	89,581

Operating expenses:
Selling, general and administrative expenses	110,152	647,249	269,024	719,520
Business advisory	-	-	-	35,000
Professional fees	24,478	438,459	83,937	490,077
Equipment	-	-	961	910
Website setup	19,171	33,643	46,261	60,358
Total operating expenses	153,801	1,119,351	400,183	1,305,865

Loss from operations	(137,572)	(1,074,116)	(377,532)	(1,216,284)

Other expenses:
Interest expense	-	(15)	(25)	(45)

Net loss	(137,572)	(1,074,131)	(377,557)	(1,216,329)

Series A preferred stock dividend	(27,134)	(33,058)	(68,755)	(79,185)

Net loss attributable to common stockholders	$(164,706)	$(1,107,189)	$(446,312)	$(1,295,514)

Net loss per common share – basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	88,491,647	69,389,690	81,549,436	57,524,144

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(377,557)	$(1,216,329)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Common stock issued for services	72,885	2,053,674
Changes in operating assets and liabilities:
Accounts receivable	3,326	(43,360)
Inventories	2,612	(2,063)
Prepaid expenses and other current assets	771	(568,176)
Accounts payable and accrued liabilities	56,467	25,756
Net cash (used in) provided by operating activities	(241,496)	249,502

Cash flows from financing activities:
Issuance of preferred stock for cash	82,500	-
Borrowings on related party debt	33,500	-
Net cash provided by financing activities	116,000	-

Net change in cash and cash equivalents	(125,496)	249,502
Cash and cash equivalents beginning of period	130,556	3,022
Cash and cash equivalents end of period	$5,060	$252,524

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities:
Common stock issued for the conversion of Series A preferred stock	$20,250	$80,500
Preferred stock dividend	-	4,765
Cancellation of preferred stock	188	-
Preferred stock and common stock warrants issued for related party debt	54,423	1,130,000
Cancellation of common stock	2,000	-

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

Note 2—GOING CONCERN

From inception of November 16, 2010 through September 30, 2013, the Company incurred net losses of $2,173,532    This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, increasing advertising revenue, adding valuable expert advice and increasing online product selection. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.

Note 3—STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2013, 2,025,000 Series A Preferred shares were converted into 20,250,000 common shares.

During the nine months ended September 30, 2013, we issued an aggregate of 1,917,500 common shares for services performed valued at $72,885.  This included shares issued to individuals who are affiliated with the “Our Experts” section of our Company website. Experts have signed contract to provide services which includes a certain number of shares issued upon signing and further shares earned over the first year of the contract. During the nine months ended September 30, 2013, an aggregate of $72,885 was expensed under these “Expert” contracts. As of September 30, 2013, there were 2,365,000 common shares that will be earned through 2014 of which $40,946 remains to be expensed.

During the nine months ended September 30, 2013, 2,000,000 common shares previously issued to Gotham Capital for services were returned to the Company and cancelled.

Preferred Stock

Pazoo, Inc. entered into a new Investment Agreement with ICPI whereby up to $250,000 will be invested into Pazoo through the sale of units of Series A Preferred shares and Series A preferred warrants to be used for the furtherance of the business and the financial improvement of Pazoo. During the nine months ended September 30, 2013, we issued 2,062,500 Series A Preferred Shares and 2,062,500 Series A preferred share warrants to ICPI at $0.04 per unit for cash of $82,500 and we issued 1,360,580 Series A preferred shares and 1,360,580 Series A preferred warrants for the conversion of related party debt totaling $54,423. The Series A preferred stock warrants are exercisable at $0.05 per share for 5 years.

During the nine months ended September 30, 2013, 187,500 shares of Series B preferred stock were returned to the Company and cancelled.

Warrants

The following table presents the Series A preferred stock warrant activity during the nine months ended September 30, 2013:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2012	2,000,000	$0.75
Granted	3,423,080	0.05
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding - September 30, 2013	5,423,080	0.31
Exercisable- September 30, 2013	5,423,080	$0.31

The weighted average remaining life of the outstanding Series A preferred stock warrants as of September 30, 2013 and December 31, 2012 was 3.67 and 2.54 years, respectively.

On January 23, 2013, Pazoo modified the exercise price of 600,000 warrants previously sold for cash along with shares of Series A preferred stock in January 2012. The exercise price was modified from $0.05 to $0.03.

The following table presents the common stock warrant activity during the nine months ended September 30, 2013:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2012	7,000,000	$0.04
Granted	-	-
Forfeited/Canceled	2,000,000	0.05
Exercised	-	-
Outstanding - September 30, 2013	5,000,000	0.05
Exercisable- September 30, 2013	5,000,000	$0.05

The weighted average remaining life of the outstanding common stock warrants as of September 30, 2013 and December 31, 2012 was 1.52 and 2.55 years, respectively.

Note 4—RELATED PARTY TRANSACTIONS

David Cunic has an equity ownership interest in Pazoo and is a Board Member and the CEO of Pazoo.  He is also an owner of DMC Athletics & Rehabilitation, Inc. (“DMC”). In April 2012 Pazoo entered into a consulting agreement with DMC. Due to the effects of Hurricane Sandy, DMC was no longer in a position to continue to perform the under the consulting agreement, and the parties mutually agreed to terminate the consulting agreement in November 2012. The Company generated $105,000 in revenues pursuant to this agreement during 2012. Of this amount, $45,300 is still outstanding in accounts receivable and $13,300 is recorded in allowance for doubtful accounts as of September 30, 2013.

Steve Basloe has an equity ownership interest in Pazoo and is the Chairman of the Board and the President of Pazoo.  He is also the owner of SMB Marketing.  SMB Marketing signed a consulting agreement with Pazoo in September 2013 to create strategy and execute against this plan to roll out the design and production of Pazoo.com and the content for Pazoo.com. The agreement is for a term of two years and requires weekly compensation on $1,000. During the nine months ended September 30, 2013, he received $3,000 in relation to this agreement.

The Company has outstanding notes payable to Integrated Capital Partners, Inc. (ICPI) who is a Series A Preferred stockholder. The notes are secured by the assets of the Company, have interest rates between 0.16% and 0.56%, and are due on demand. As of September 30, 2013 and December 31, 2012, the outstanding principal balance under these notes was $9,000 and $18,302, respectively.

Note 5—SUBSEQUENT EVENTS

In October 2013, we issued 362,500 Series A preferred shares and 362,500 Series A preferred warrants to ICPI at a price of $0.04 per share for $14,500 pursuant to the Investment Agreement dated May 31, 2013. The Series A preferred stock warrants exercisable at $0.05 per share for 5 years.

Also, in October 2013, ICPI converted 450,000 shares of Series A convertible preferred stock into 4,500,000 shares of common stock.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the nine months ended September 30, 2013 and September 30, 2012,

Overview
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

Sources of Revenue
With a team of health and wellness experts and other supportive professionals, Pazoo.com is committed to making an impact on its visitors’ health and wellness while producing profit with revenue streams coming from a variety of business initiatives.  We have expanded our business plan to generate revenue through five main sources: 1-website (Pazoo.com), 2-direct response (Pazoo Direct), 3-retail (Pazoo Retail), 4-consulting (Pazoo Wellness), and 5-advertising (Pazoo Advertising).  Since November 16, 2010 (our inception) to the period ended September 30, 2013 (the date of the accompanying financial statements) we have generated $152,451 in total revenues, and we have a cumulative net loss of $2,173,532.  Total revenue is comprised of $105,000 in service revenues, $25,934 in merchandise revenues, and $21,517 in advertising revenues. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

Results of Operations
Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

Net Sales.  We had net sales of $16,919 and $49,497 in the three months ended September 30, 2013 and September 30, 2012, respectively.  The revenue decrease was attributable to the absence of service revenue from a related party in 2013 compared to 2012.  A Consulting Advisory Agreement with DMC Athletics & Rehabilitation was terminated in November 2012.

Cost of Goods Sold. We had cost of goods sold of $690 and $4,262 in the three months ended September 30, 2013 and September 30, 2012, respectively.  The decrease in 2013 was directly attributable to an increase in advertising sales and a decrease of retail  sales with lower gross margins in 2012.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses, professional fees, and website setup fees.  Total operating expenses decreased 86% to $153,801 for the three month period ended September 30, 2013 from $1,119,351 for the three month period ended September 30, 2012.  The components of operating expenses are detailed below.

Selling, General and Administrative decreased 83% to $110,152 from $647,249, in 2013 versus 2012 which was mainly comprised of stock compensation, pay per click (PPC), and marketing & advertising.  We incurred stock compensation expenses of $22,065 in the three month period ended September 30, 2013 compared to $0 for the three month period ended September 30, 2012.  PPC expenses increased to $22,424 from $0.00 in the three month period ended September 30, 2012.  Marketing & advertising expenses increased to $44,049 from $13,365 in the three month period ended September 30, 2012.

Professional fees decreased 94% to $24,478 from $438,459 in 2013 versus 2012.  The decrease in professional fees was comprised attributed to a reduction in investor relations fees in 2013 compared to the same period ended in 2012.  Investor relations fees decreased to $2,394 from $398,915 in the three month period ended September 30, 2013 versus the three month period ended September 30, 2012.

Website setup fees decreased 43% to $19,171 from $33,643 due to lower QA consultant and data entry fees associated with startup, and also to decreased website update fees in the three month period ended September 30, 2013 compared to the same period in 2012.

Net Loss.  Our net loss decreased to $137,572 for the three months ended September 30, 2013 from $1,074,131 for the same period in 2012, which was a decrease of 87%.  The decrease is primarily attributable to selling, general and administrative fees and professional and website setup expenses as described above.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

Net Sales.  We had net sales of $31,020 and $100,806 in the nine months ended September 30, 2013 and September 30, 2012, respectively.  The revenue decrease was attributable to the absence of service revenue from a related party in 2013 compared to 2012.  A Consulting Advisory Agreement with DMC Athletics & Rehabilitation was terminated in November 2012.

Cost of Goods Sold. We had cost of goods sold of $8,369 and $11,225 in the nine months ended September 30, 2013 and September 30, 2012, respectively.  The decrease was attributable to an increase in advertising sales and a decrease of retail sales in the nine month period ending September 30, 2013 compared to the same period in 2012.

Operating Expenses.  Operating expenses consisted primarily of, selling, general and administrative expenses, professional fees, and website setup fees.  Total operating expenses decreased 69% to $400,183 for the nine month period ended September 30, 2013 from $1,305,865 for the nine month period ended September 30, 2012.  The components of operating expenses are detailed below.

Selling, General and Administrative decreased 63% to $269,024 from $719,520, in 2013 versus 2012 which was mainly due to decreased payroll and branding & public relations expenses.  Payroll in the nine month period ended September 30, 2013 was $43,852 compared to $118,830 for the nine month period ended September 30, 2012.  The decrease was comprised of one employee on payroll versus 4 employees in 2012.  Branding & public relations expenses decreased to $3,311 from $424,499 as a result of contracts with Edataworx and Maiella Investment Holdings in the nine month period ended September 30, 2012

Professional fees decreased 83% to $83,937 from $490,077 in 2013 versus 2012.  The decrease in professional fees for the nine month period ended September 30, 2013 was comprised mainly of investor relations fees for Trion Capital GMBH and Equities AG compared to the nine month period ended September 30, 2012.

Website setup fees decreased 23% to $46,261 from $60,358 in 2013 versus 2012.  The decrease in website setup fees was attributed to lower periodic website updates due to lower QA consultant and data entry fees associated with startup, and also to decreased website update fees in the three month period ended September 30, 2013 compared to the same period in 2012.

Net Loss.  Our net loss decreased to $377,557 for the nine months ended September 30, 2013 from $1,216,329 for the same period in 2012, which was an decrease of 69%.  The decrease is primarily attributable to professional, website, and selling, general and administrative, expenses as described above.

Liquidity and Capital Resources.  In the nine month period ended September 30, 2013, we issued 2,062,500 shares of Series A Preferred Stock and 2,062,500 Series A preferred stock warrant to ICPI at a price of $0.04 per share, the proceeds of which are to be used for the furtherance of the business and the financial improvement of Pazoo.   This issuance was pursuant to an Investment Agreement dated May 31, 2013 (See Exhibit 99.1) in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

Our total assets were $53,755 as of September 30, 2013, which mainly consisted of $32,000 accounts receivable, net of allowance of $13,300 from a related party.

We had negative working capital of $22,582 as of September 30, 2013.

Our total liabilities were $76,337 which was attributed to accounts payable of $67,337 and loans to related parties of $9,000.

Our total stockholder’s deficit as of September 30, 2013 was $22,582 and we had an accumulated deficit of $2,173,532 through the same period.

We used $241,496 in net cash for operating activities for the nine months ended September 30, 2013, which included a net loss of $377,557.

We had no cash provided by investing activities in the nine month period ended September 30, 2013.

As of September 30, 2013, we had no formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Subsequent Events.

In October 2013, we issued 362,500 Series A preferred shares and 362,500 Series A preferred warrants to ICPI at a price of $0.04 per share for $14,500 pursuant to the Investment Agreement dated May 31, 2013. The Series A preferred stock warrants exercisable at $0.05 per share for 5 years.

Also, in October 2013, ICPI converted 450,000 shares of Series A convertible preferred stock into 4,500,000 shares of common stock.

Item 3       Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4       Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Gregory Jung in his role as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of September 30, 2013.

We have not made any changes in our internal control over financial reporting during the nine months ended September 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1       Legal Proceedings

EDataWorx, Inc. opposed the Company's motion for a Default Judgment and cross-moved to vacate the Default previously entered by the Court.  On October 25, 2013, the Company's motion was denied and EDataWorx, Inc.'s cross-motion was granted and the Default was vacated.  EDataWorx, Inc. was ordered to Answer the Complaint.  Prior to filing an Answer, the Company, on November 4, 2013, filed an Amended Complaint now seeking total damages of $105,000 and a return, for cancellation, of the 2,000,000 shares of Company's common stock issued to EDataWorx, Inc.  As of the date of this report EDataWorx, Inc. has not responded to the Amended Complaint.

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

November 13, 2013	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

November 13, 2013	PAZOO, INC.

/s/ Gregory Jung
Gregory Jung
Chief Financial Officer