Form 10-K
period 2013-12-31
Pazoo, Inc.
filed 2014-03-31
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

Form 10-K
________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

104,765,750 shares of common stock, par value $0.001 per share, outstanding as of March 28, 2014.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

ii

PART I

Item 1. Business

We were incorporated as a C-Corporation in the State of Nevada as IUCSS, Inc. on November 16, 2010 and we established a fiscal year end of December 31. On May 9, 2011, we changed our name to Pazoo, Inc. to take advantage of unique branding and website opportunities. We are a start-up health and wellness social community that has developed its website (www.pazoo.com) to provide information, services, and online products for improvement of everyday living. Our mission is to be 1) a leading social community offering best-in-class health and wellness products for both people and pets; and 2) an important resource for consumers and professionals with diverse information about health and wellness. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. Since November 16, 2010 (our inception) to the year ending December 31, 2013 (the date of the accompanying financial statements) we have generated $174,244 in revenues and have had a cumulative net loss of $2,282,338. Our fiscal year end is December 31.

With a team of health and wellness experts and other supportive professionals, Pazoo.com is committed to making an impact on its visitors’ health and wellness while producing profit with revenue streams coming from a variety of business initiatives.

Pazoo Marketing and Promotion

PAZOO.COM MINI WEB SITE

In order for Pazoo to properly grow and know its business, the Pazoo management felt that launching a mini e-commerce site for Pazoo.com would give a market presence and a “test” environment for how the Pazoo.com target audience would respond to offerings and information that would be part of the fully functional Pazoo.com website. The Pazoo web development team and marketing/sales team could learn from this mini website and apply this experience when developing the technology, merchandising and messaging for  the fully functional Pazoo.com website. The Pazoo team went through an entire production and strategic development process with the mini website, to get a better understanding of how to build the final multi-level and functional site which launched at the end of January, 2012.  The mini website was merchandised with only one health and wellness product line. Additionally, marketing support for this site was limited to search engine optimization (SEO) work. The take away from launching the mini website was 1) a better understanding of marketing, merchandising and messaging to the health and wellness target audience; 2) an insight into building an efficient inventory and fulfillment system; and 3) understanding the unique aspects of operating a business that’s open 24 x 7, in the context of the existing Pazoo team and its resources. Additional benefits of the mini website was  that while the Pazoo technical team built the site’s wire frame the Pazoo marketing /merchandise team developed the product mix, merchandising and promotions for the main Pazoo site.  In Phase 1, Pazoo.com developed a small but loyal client base, as interpreted by examination of our internal mini website statistics of page views and orders placed; created a working relationship with Amazon as its backend third party order processing provider; and developed a shipping and fulfillment system which was well organized and a solid foundation for growth when the main Pazoo.com site, Phase 1 launched.  Promisingly, initial consumer comments of our service order fulfillment on Amazon.com had rated us favorably based on the purchasing experience.  Our Amazon Seller rating for the past 12 months of 2013 was 4.8 out of 5 stars.

OVERVIEW OF PHASE 1 & 2 OF PAZOO.COM

In its quest to have a full range of product and merchandising offerings to a potentially large customer base, the Pazoo management team decided that the main Pazoo.com site would be launched in 2 phases. Phase 1 would have the front end (or what the visitor sees) completed with the backend (the operational part of the site that executes the e-commerce part of the site, collects large data bases, etc) outsourced to a third party provider. Initially, products that were listed on our website linked to product listings on Amazon.com and we competed on total price plus shipping with Amazon, as well as with other vendors whose product listings also appeared on their site.  During the development of our main website back-end, we utilized Amazon.com’s back-end technology and credit card processing.  Given that Amazon is also a competitor and that Amazon stocks similar products as Pazoo, even if our price was lower than Amazon’s, Amazon would display its price first.  We also paid Amazon $39.99 per month to list our products for sale on their site and, in addition, Amazon charged us fifteen percent (15%) of every sale that we made on their site.  These are caveats to using a third party provider.   Henceforth, in Phase 2 we developed an internal backend that would be integrated to the front end developed in Phase 1. The reason for this roll out strategy was to launch the main Pazoo.com site as quickly as possible in order to develop as soon as possible a revenue stream from and a relationship with the health and wellness community. Pazoo management knew that the backend would take time to develop and using a third party provider (such as Amazon.com) to execute our e-commerce transactions is an acceptable industry standard. This strategy was fully supported by Pazoo’s technical team and internal management. The wireframe or architecture for the site was developed with this strategy in mind. The approximate launch dates for the 2 phases were as follows:

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

REVENUE STREAMS

To finance Pazoo.com’s on-going operation, a strategy was developed to have multiple sources of revenue streams..
We have expanded our business plan to generate revenue through five main sources: 1-direct response (Pazoo Direct), 2-consulting (Pazoo Wellness), 3-retail (Pazoo Retail), 4-website (Pazoo.com), and 5-advertising (Pazoo Advertising).  Pazoo Direct will be a division to bring health and wellness products to the market through direct response TV and digital programs.  Pazoo Wellness is designed to provide centers that Pazoo will use as a training and testing ground for concepts, ideas and products, as well as a platform to setup speaking engagements and interaction with Pazoo experts.  Pazoo Retail will bring various health and wellness products to the retail market through introduction of third party and private label products to brick and mortar retailers.  Pazoo.com focuses on experts by providing a health and wellness social community platform, as well as a small variety of online products for sale.  And lastly, Pazoo Advertising will be the branding and advertising arm of the company through ad space on Pazoo.com

TRAFFIC BUILDING

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

Industry Overview

The U.S. overall market for e-commerce retail sales includes 20,000 companies with estimated revenue of $270 billion with global revenue for internet retailing exceeds more than $1 trillion annually.  Consumer personal income coupled with effective marketing are key growth drivers in the development of the output for US electronic shopping¹.  According to U.S. Census data reports, e-commerce retail sales for the third quarter of 2013 rose 17.5% from the prior year,  Third quarter e-commerce sales in 2013 accounted for 5.9% of total sales.2

1Excerpt from Internet & Mail-Order Retail Industry Profile, First Research, Last quarterly update 11/18/13.  Obtained at http://www.firstresearch.com/Industry-Research/Internet-and-Mail-Order-Retail.html

2Excerpt from U.S. Census Bureau News, November 22, 2013.  Obtained at http://www.census.gov/retail/mrts/www/data/pdf/ec_current.pdf

SHIPPING

We will look to offer our consumers low cost and timely delivery of product by negotiating with shipping companies to offer a flat rates on various products.  We will also seek to ship orders to customers on the same day if placed before 2pm Eastern Standard Time, Monday through Friday, Holidays excluded.  Our goal will be to deliver all orders within one to four business days via third party shippers such as, United Parcel Service, United States Postal Service, and occasionally Fedex.  For products that are sold via third party drop shipping, Pazoo absorbs the actual shipping rate from the supplier to the customer.

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

PATENTS, TRADEMARKS, AND LICENSES

On or about May 1, 2012 a Notice of Allowance was issued for the "PAZOO" mark in anticipation of our sales of Pazoo private label products.  On or about November 1, 2012 a six month extension of time was granted for the filing of a Statement of Use.  A Statement of Use was filed for the "Pazoo" mark which was rejected by the U.S. Patent and Trademark Office. A reinstatement petition needed to be filed, with a new Statement of Use in order to continue to seek protection.   On September 7, 2012 the Company filed trademark applications for the following marks which were intended to be part of the Pazoo "Max Line" of products.  "Max Line", serial number 85723355; "PetMax", serial number 85723411; "MaxPlus", serial number 85723436; and "Cell Max", serial number 85723386. On January 8, 2013 the U.S. Patent and Trademark Office determined there was an incurable conflict with regard to the "Cell Max" mark.

The Company re-branded certain products under the "Vita Cell" mark and sought protection for that mark.  On January 13, 2013, the company filed a trademark application for the mark "Oyx Max H2O", serial number 85723355.  On March 14, 2013 the Company received a cease and desist letter from the owner of certain "OXY" marks.  The Company and the owner of the "OXY" marks entered into a Settlement Agreement on July 17, 2013 with regard to potential conflict among the two marks.  The U.S. Patent and Trademark Office issued a Notice of Allowance for this mark on October 8, 2013.  The owner of various "ChromMax" marks opposed the Company's "MaxPlus" application.  On or about June 13, 2013, the Company entered into a Co-Existence Agreement with regard to the "MaxPlus" mark.  The U.S. Patent and Trademark Office issued a Notice of Allowance for this mark on November 5, 2013

Government Regulation

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located at 15A Saddle Road, Cedar Knolls, New Jersey, 07927.  We lease 750 square feet of office space which is comprised of three offices for corporate personnel, storage space to house inventory and one conference room for meeting space.  Pazoo rents this facility for $500 per month from DMC Athletics and Rehabilitation under a sublease agreement.   We anticipate moving to a new headquarters beginning in the 1st quarter of 2014.  Pazoo’s office facilities are specifically used to further our business endeavors.

Item 3. Legal Proceedings

In April 2013, the Company filed a complaint against Edataworx, Inc. for return of monies and stock under an agreement dated August 2012. On or about September 24, 2013 the Company filed a motion seeking a Default Judgment for Edataworx, Inc. failure to appear.  EDataWorx, Inc. opposed the Company's motion and cross-moved to vacate the Default previously entered by the Court.  On October 25, 2013, the Company's motion was denied and EDataWorx, Inc.'s cross-motion was granted and the Default was vacated.  EDataWorx, Inc. was ordered to Answer the Complaint.  Prior to filing an Answer, the Company, on November 4, 2013, filed and Amended Complaint now seeking total damages of $105,000 and a return, for cancellation, of the 2,000,000 shares of Company's common stock issued to EDataWorx, Inc.  On November 21, 2013 Edataworx, Inc. filed an Answer to the Amended Complaint denying the allegations and asserted a Counter-Claim against the Company in the amount of $25,000. Edataworx, Inc. also filed a Third-Party Complaint as against Integrated Capital Partners, Inc. (an investor of the Company) for the same $25,000.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market for Our Common Shares

Our common shares are quoted on the OTCQB under the symbol PZOO. The high and low common stock prices per share during the periods indicated were as follows:

Quarter Ended	Mar. 31		June 30	Sept. 30	Dec. 31	Year

Fiscal year 2013
Price per common share:
High		$0.034	$0.030	$0.036	$0.021	$0.061
Low		$0.0339	$0.028	$0.032	$0.020	$0.0104
Fiscal year 2012
Price per common share:
High	$	N/A	$0.15	$0.41	$0.28	$0.41
Low	$	N/A	$0.15	$0.20	$0.01	$0.01

NUMBER OF HOLDER OF OUR COMMON SHARES
As of the date of this filing there are one hundred and fifty four (154) holders of record of our common shares.

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

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the year ended December 31, 2013 and December 31, 2012.

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

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenues. Revenues were $52,813 in the fiscal year ended December 31, 2013, compared to $119,251 in the fiscal year ended December 31, 2013, a decrease of $66,438, or 55.8%. Service revenues decreased to zero in fiscal 2013, due to a contract with DMC Athletics & Rehabilitation (DMC) not being renewed in 2013.  Merchandise sales in fiscal 2013 decreased to $9,989, a decrease of $4,262, or 29.9%.  The decrease was a result of a shift in efforts towards developing advertising sales to replace merchandise sales.  Advertising sales increased 100% from zero to $42,824.

Cost of Goods Sold. Cost of goods sold were $8,977 in fiscal 2013, compared to $14,832 in fiscal 2012, a decrease of $5,855, or 39.5%.

Operating Expenses. Operating expenses consisted of the following expenses.  Total expenses were $579,452 in fiscal 2013, compared to $1,685,548 in fiscal 2012, a decrease of $1,106,096.  Selling, general and administrative (SG&A) expenses were $418,778 or 72.3% of total expenses in fiscal 2013 compared to $1,479,035 in fiscal 2012, a decrease of $1,060,257 or 71.7%. SG&A expenses were mainly comprised of Branding and Public Relations, Marketing and Advertising, and Payroll.  Marketing and Advertising expense was comprised of Pay-Per-Click advertising, which increased 100% from 2012 to $77,951.  It also included contracts with iBuild Media to provide digital development, marketing and consulting servies, and with OpenX to provide real time bidding exchange with yield optimization.  iBuild expenses for the year ended December 31, 2013 were $52,520 for 54.6% and OpenX expenses totaled $20,667 for 21.5% of the total Marketing and Advertising expense.  Both amounts were 100% increases from the year ended December 31, 2012.   Branding and Public Relations expense was mainly comprised of a contract with Small Cap Voice to provide radio marketing and awareness.  Payroll expenses decreased to $42,040 in fiscal 2013 compared to $165,448 in fiscal 2012, a decrease of $123,408, or 74.6%.  The decrease was attributed to lower salaries by Steve Basloe, Gregory Jung, and Ben Hoehn and no salary for David Cunic in 2013.  Professional fees were $111,394 or 19.6% of total expenses in fiscal 2013, compared to $111,327 or 6.6% of total expenses in fiscal 2012, an increase of $67.

Net loss. The net loss was $657,690 for the year ended December 31, 2013, compared to net loss of $1,581,189 for the year ended December 31, 2012.

Liquidity and Capital Resources.

Cash and cash equivalents were $35,848 and $130,556 as of December 31, 2013 and December 31, 2012, respectively.

Net cash used in operations was $373,075 and $1,002,466 for the twelve months ended December 31, 2013 and December 31, 2012, respectively.  The decrease in cash used by operations was attributed to much less stock issued for services and decreases in SG&A as described above in Operating Expenses.

Net cash provided by financing activities as of December 31, 2013 and December 31, 2012 was $278,367 and $1,130,000, respectively.  At December 31, 2013, our principal source of liquidity had been funded primarily through the unregistered sales of Series A Preferred Stock and will be considered a source of liquidity until we have generated sufficient cash from our operations.  In the twelve month period from January 1 to December 31 2013, we issued 4,871,678 shares of Series A Preferred Stock to ICPI at a price of $0.04 per share for $194,867. We used a majority of those proceeds to pay for advertising and marketing expenses for the year ended December 31, 2013. During 2013, we incurred accounting costs of $36,963 associated with the audit of our financial statements. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity. In the event the Company does not generate sufficient revenue to meet its expenses, additional funding will need to be obtained.
For the year ending December 31, 2013, we incurred liabilities of $241,744 which included accounts payable of $64,846, derivative liability of $172,049, and loans of $4,849.

Subsequent Events

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through March 31, 2014.

On or about January 31, 2014 the Company filed a Reply to Counterclaim denying the allegations as set forth in Legal Proceedings.

In January 2014, ICPI exercised a warrant purchase agreement for 800,000 shares of Series A Convertible Preferred Stock pursuant to, and in accordance with, an Investment Agreement dated May 31, 2013.

In March 2014 we issued an aggregate amount of 1,175,000 shares of restricted common stock to various experts for services rendered, or to be rendered as expert contributors to www.pazoo.com. Also in March 2014, we issued 3,481,250 shares of restricted common stock to four consultants for services rendered, or to be rendered, to the Company.

On or about February 27, 2014 the Company entered into a $220,000 10% Convertible Promissory Note (the "Note") with Iconic Holdings, LLC (“Iconic”). Under the terms of the Note the Company will receive the principal in one or more installments with a Maturity Date for the Note of February 27, 2015. Iconic shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $.01 per share or 50% of the lowest trade reported in the 25 days prior to date of conversion.

In March 2014, ICPI converted 170,000 shares of Series A Convertible Preferred Stock into 1,700,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

On or about March 25, 2014 the Company entered into a Binding Letter of Intent (the “LOI”) with MA & Associates, LLC (“MA”) whereby the Company would acquire a 40% equity interest in MA in exchange for $2,000,000. Under the terms of the LOI the parties have agreed to execute definite documents within fourteen days and Pazoo will complete its due diligence by April 30, 2014. MA is in the process of becoming a licensed medical marijuana testing laboratory in the State of Nevada.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pazoo, Inc.
Cedar Knolls, New Jersey

We have audited the accompanying balance sheets of Pazoo, Inc. (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companysis for designing audit procedures that are appropriate in the circumstances, but not for the purpose es examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pazoo, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Managements, plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 31, 2014

PAZOO, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$35,848	$130,556
Accounts receivable	33,461	58,360
Inventories	4,129	6,808
Prepaid expenses	1,911	3,536
Allowance for Doubtful Accounts	-	(13,300)

Total current assets	75,349	185,960
Property and equipment, net	-	-

Total assets	$75,349	$185,960

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$64,846	$19,081
Accrued liabilities	-	3,410
Loans payable	3,000	18,302
Convertible debt, net of discount of $48,151	1,849	-
Derivative liability	172,049	-

Total current liabilities	241,744	40,793

Stockholders' equity (deficit):
Common stock, $0.001 par value; 980,000,000 shares authorized, 101,409,500 and 72,142,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	101,410	72,142
Convertible preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 9,233,935 shares issued and 5,542,814 shares outstanding at December 31, 2013. 2,400,000 shares issued and outstanding at December 31, 2012.	9,234	5,543
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,187,500 and 1,375,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,187	1,375
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012	-	-
Warrants, 7,000,000 and 2,400,000 warrants issued and outstanding at December 31, 2013 and 2012, respectively	-	-
Additional paid-in capital	2,242,140	1,862,082
Retained earnings (accumulated deficit)	(2,520,366)	(1,795,975)

Total stockholders' equity (deficit)	(166,395)	145,167

Total liabilities and stockholders' equity (deficit)	$75,349	$185,960

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Audited)

	For the year ended December 31, 2013	For the year ended December 31, 2012

Net sales
Service Revenue	$-	105,000
Merchandise Sales	9,989	14,251
Advertising Sales	42,824	-
Total Income	52,813	119,251
Cost of goods sold
Service Revenue	-	-
Merchandise Sales	8,977	14,832
Total Cost of Goods Sold	8,977	14,832
Gross profit (loss)	43,836	104,419

Selling, general and administrative expenses	418,778	1,479,035
Bad debt Expense	60	13,300
Professional fees	111,394	111,327
Website setup	49,220	81,886
Total operating expenses	579,452	1,685,548

Loss from operations	(535,616)	(1,581,129)

Other expenses:
Gain/loss on derivative liability	(122,049)	-
Interest expense	(25)	(60)

Net loss	$(657,690)	(1,581,189)
Series A preferred stock dividend	(66,701)	(38,794)
	(724,391)	(1,619,983)
Weighted average common shares outstanding - Basic and diluted	85,655,534	60,904,780

Net loss per common share - Basic and diluted	$(0.01)	(0.03)

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Audited)

	For the year ended December 31, 2013	For the year ended December 31, 2012

Cash flows from operating activities:
Net loss	$(657,690)	$(1,581,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	96,128	626,502
Warrants expense	-	9,936
Loss on derivative liability	122,049	-
Amortization of debt discount	1,849	-
Bad debt expense	60	13,300
Changes in operating assets and liabilities:
Accounts receivable	11,539	(58,360)
Inventories	2,679	(3,448)
Prepaid expenses and other current assets	1,625	(2,840)
Accounts payable and accrued liabilities	48,686	(6,367)
Net cash used in operating activities	(373,075)	(1,002,466)

Cash flows from financing activities:
Loans payable	33,500	-
Borrowings on convertible note	50,000	-
Proceeds from sale of Series A preferred stock	194,867	1,130,000
Net cash provided by financing activities	278,367	1,130,000

Net increase in cash and cash equivalents	(94,708)	127,534

Cash and cash equivalents beginning of period	130,556	3,022

Cash and cash equivalents end of period	$35,848	$130,556

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Noncash Investing and Financing Activities
Common stock issued for the converstion of SeriesA preferred stock	28,750	17,800
SeriesA preferred stock issued for SeriesA preferred stock dividend	66,701	38,794
Debt discount	50,000	-
Preferred stock issued for settlement of debt	55,133	-
Conversion of preferred stock to common stock	28,750	-
Common stock cancellation	2,000	-
Payments of AP by third party	6,331	-
Series B preferred stock cancellation	188	-

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
(Audited)

	Common Stock		Series A Pref Stock		Series B Pref Stock			Accumulated
	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

December 31, 2011	48,182,000	48,182	2,400,000	2,400	-	-	85,328	(175,992)	(40,082)

Common shares issued for services	6,160,000	6,160	-	-	-	-	620,342	-	626,502

Preferred shares for cash	-	-	4,600,000	4,600	-	-	1,125,400	-	1,130,000

Preferred shares for services	-	-	-	-	1,375,000	1,375	(1,375)	-	-

Conversion of Preferred Stock to Common Stock	17,800,000	17,800	(1,780,000)	(1,780)	-	-	(16,020)	-	-

Warrants issued	-	-	-	-	-	-	9,936	-	9,936

Stock dividend	-	-	322,814	323	-	-	38,471	(38,794)	-

Net Loss	-	-	-	-	-	-	-	(1,581,189)	(1,581,189)

December 31, 2012	72,142,000	72,142	5,542,814	5,543	1,375,000	1,375	1,862,082	(1,795,975)	145,167

Preferred Stock and Preferred Stock warrants for cash	-	-	4,871,678	4,872	-	-	189,995	-	194,867

Preferred Stock and Preferred Stock warrants for debt	-	-	1,378,322	1,378	-	-	53,755	-	55,133

Preferred dividends	-	-	316,121	316	-	-	66,385	(66,701)	-

Common shares issued for services	2,517,500	2,518	-	-	-	-	93,610	-	96,128

Cancellation of preferred shares	-	-	-	-	(187,500)	(188)	188	-	-

Cancellation of common shares	(2,000,000)	(2,000)	-	-	-	-	2,000	-	-

Conversion of Preferred Stock to Common Stock	28,750,000	28,750	(2,875,000)	(2,875)	-	-	(25,875)	-	-

Net Loss	-	-	-	-	-	-	-	(657,690)	(657,690)

December 31, 2013	101,409,500	$101,410	9,233,935	$9,234	1,187,500	$1,188	$2,242,140	$(2,520,366)	$(166,395)

The accompanying notes are an integral part of these financial statements.

Pazoo, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

Note 1—DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

Description of Business

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

Basis of Presentation

The audited financial statements have been prepared by Pazoo, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents and accounts payable. The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective maturity dates or durations. The fair value of our long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and/or quoted prices for identical or similar assets or liabilities in markets that are not active near the measurement date.

Level 3: Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2013 and 2012.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability- 2013	-	-	172,049	172,049
Derivative liability- 2012	-	-	-	-

Cash and Cash Equivalents

We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

Stock Based Compensation

Total stock based compensation issued during 2013 and 2012 totaled $97,378 for 2,767,500 shares and $626,502 for 6,160,000 shares, respectively, issued to consultants.  ASC 718 "Compensation - Stock Compensation" which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity-Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date, the performance completion date, or the contract date.

Revenue Recognition

Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.  The Company is paid revenue from various advertising sources.  Typically advertising revenue is based upon the activity reports received from the advertising brokers and revenue is paid in accordance with the broker agreements at varying intervals from 30 to 75 days following the close of the particular advertising period.  The Company recognizes the revenue, and records the accounts receivable, upon receipt of the activity report from the broker.  In the event payment is not received within 120 days of the due date, the Company with classify such amount as an account where collection is doubtful.  At this time the Company has no reason to believe any accounts are not collectible and therefore no allowance for doubtful accounts has been made at this time for any advertising revenue.

Inventories

Inventory currently consists predominately of goods purchased from third party suppliers and does not include raw materials. Certain inventory contains expiration dates (“shelf life”) and the efficacy of any product which is held beyond its shelf life may be impaired. Our inventory reserve is zero. The company purchased most inventory in 2011 with very little purchases in 2012 and as such, there are some products that are approached the end of their shelf life and were subsequently written off in 2013. Inventory cost is determined using the weighted average cost method.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Recent Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Basic and Diluted Net Loss Per Common Share

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

Note 2—GOING CONCERN

During 2013 and 2012, the Company incurred net losses of $657,690 and $1,581,189, respectively. This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability. Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products.

Note 3—STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized 20 million shares of $0.001 par value Preferred Stock. The preferred shares available for issuance are 10,000,000 Series A Convertible Preferred Stock, 2,500,000 Series B Non-convertible Preferred Stock, and 7,500,000 Series C Non-convertible Preferred Stock.

The Series A Preferred Stock is convertible into ten shares of common stock for each Preferred share at the option of the holder, does not have voting rights and pays a Series A Preferred Stock dividend of 5% annually. The Company amended the Certificate of Designations of the Series A Preferred Stock amending the expiration date to February 1, 2022. The Company shall pay the amount due on the Maturity Date in kind with shares of Common Stock. The number of shares of Common Stock to be issuable to a Holder on the Maturity Date (the “Maturity Shares”) shall be equal to the quotient of (x) the aggregate Liquidation Preference for such Holder’s Shares on the Maturity Date divided by (y) the Conversion Price in effect as of the Maturity Date. On or before the third (3rd) Business Day following the Maturity Date (the “Maturity Share Delivery Date”), the Company must deliver to each Holder the Maturity Shares issuable to such Holder. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the “Liquidation Preference”) equal to (A) $1,000 per Share held by such Holder, plus (B) a further amount equal to any Dividends accrued but unpaid on such Shares. If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders. The Liquidation Preference shall be appropriately adjusted for any stock splits, stock combinations, stock dividends or similar recapitalizations.

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

The Series C Preferred Stock is non-convertible and has no voting rights, pays a common stock dividend from 2% to 12% annually. The Company amended the Certificate of Designations of the Series C Preferred Stock amending the expiration date for redemption to February 1, 2022. The Company shall pay the amount due on the Maturity Date in kind with shares of Common Stock. The number of shares of Common Stock to be issuable to a Holder on the Maturity Date (the “Maturity Shares”) shall be equal to the quotient of (x) the aggregate Liquidation Preference for such Holder’s Shares on the Maturity Date divided by (y) the Conversion Price in effect as of the Maturity Date. On or before the third (3rd) Business Day following the Maturity Date (the “Maturity Share Delivery Date”), the Company must deliver to each Holder the Maturity Shares issuable to such Holder. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the “Liquidation Preference”) equal to (A) $0.001per Share held by such Holder, plus (B) a further amount equal to any Dividends accrued but unpaid on such Shares. If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders. The Liquidation Preference shall be appropriately adjusted for any stock splits, stock combinations, stock dividends or similar recapitalizations.

In May 2013, we exchanged 1,360,580 Series A Preferred Stock and 1,360,580 Series A Preferred stock warrants to Integrated Capital Partners, Inc. (ICPI) for the conversion of $54,423 in loans payable.

In June 2013, we sold 187,500 Series A Preferred Stock and 187,500 Series A Preferred Stock warrants to ICPI at $0.04 per share for $7,500.

In July 2013, we sold 875,000 Series A Preferred Stock and 875,000 Series A Preferred stock warrants to ICPI at $0.04 per share for $35,000.

In August 2013, we sold 875,000 Series A Preferred Stock and 875,000 Series A Preferred stock warrants to ICPI at $0.04 per share for $35,000.

In September 2013, we sold 125,000 Series A Preferred Stock and 125,000 Series A Preferred stock warrants to ICPI at $0.04 per share for $5,000.

In October 2013, we sold 362,500 Series A Preferred Stock and 362,500 Series A Preferred stock warrants to ICPI at $0.04 per share for $14,500.

In November 2013, we sold 150,000 Series A Preferred Stock and 150,000 Series A Preferred stock warrants to ICPI at $0.04 per share for $6,000.

Also, in November 2013, we exchanged 17,742 Series A Preferred Stock and 17,742 Series A Preferred stock warrants to ICPI for $709 in loans payable.

In November 2013, we issued 2,296,678 Series A Preferred Stock and 2,296,678 Series A Preferred stock warrants to ICPI at $0.04 per share for $91,867. This investment completes the $250,000 investment commitment under the May 2013 Investment Agreement.

In December 2013, we recorded a preferred stock dividend of 316,121 shares of Series A Preferred Stock which represents payment of the 5% stated Series A Convertible Preferred Stock dividend (through December 31, 2013). This issuance will occur in the 1st quarter of 2014.

In August 2013, 187,500 Series B Preferred shares were sent back to the Company and cancelled for David Cunic, who stepped down as Chairman of the Board in 2012.

Total Series A Preferred shares outstanding as of December 31, 2013 were 9,233,935.

Common Stock

Issuances

In 2013, we issued a total of 2,517,500 common shares to experts who have agreed to be included in the “Our Experts” section of our Company website (www.pazoo.com). Each Expert has executed an expert services contract certain number of shares issued upon signing and further shares earned over the first year of the contract. The total stock compensation expense recorded was $96,128. As of December 31, 2013, there were 2,815,000 shares to be issued that will be earned through 2014.

In April 2013, we cancelled 2,000,000 common shares previously issued to Gotham Capital for an advisory agreement 2012.

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

Total common shares outstanding as of December 31, 2012 were 101,409,500.

Conversions

In January 2013, ICPI converted 300,000 shares of Series A Convertible Preferred Stock into 3,000,000 common shares pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In February 2013, ICPI converted 125,000 shares of Series A Convertible Preferred Stock into 1,250,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In April 2013, ICPI converted 300,000 shares of Series A Convertible Preferred Stock into 3,000,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In May 2013, ICPI converted 300,000 shares of Series A Convertible Preferred Stock into 3,000,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In June 2013, ICPI converted 200,000 shares of Series A Convertible Preferred Stock into 2,000,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In July 2013, ICPI converted 200,000 shares of Series A Convertible Preferred Stock into 2,000,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In August 2013, ICPI converted 400,000 shares of Series A Convertible Preferred Stock into 4,000,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In September 2013, ICPI converted 200,000 shares of Series A Convertible Preferred Stock into 2,000,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In October 2013, ICPI converted 450,000 shares of Series A Convertible Preferred Stock into 4,500,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

In December 2013, ICPI converted 400,000 shares of Series A Convertible Preferred Stock into 4,000,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011)

During 2012, we issued an aggregate of 17,800,000 common shares for the conversion of 1,780,000 shares of Series A Preferred Stock.

Warrants

Simultaneous with the issuance of Series A Preferred Stock in 2013, and under the Investment Agreement May 2013 we issued 6,250,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $0.05, subject to the terms of the warrant agreement between the warrant agent and us. The warrants are exercisable three years from the date of issue. No warrants have been exercised as of December 31, 2013. These warrants had negligible fair value at the time of issuance.

In connection with a termination and release agreement on or about April 2013, and related to compensation paid to Gotham Capital (Gotham) in 2012, we cancelled 2,000,000 common stock purchase warrants exercisable at an exercise price of $0.01 per share.

No warrants have been exercised as of December 31, 2013.

The following table presents the Series A preferred stock warrant activity during 2013 and 2012:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2011	-	$-
Granted	2,000,000	0.75
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	2,000,000	$0.75
Granted	6,232,258	$0.05
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2013	8,232,258	$0.22
Exercisable – December 31, 2013	8,232,258	$0.22

The weighted average remaining life of the outstanding Series A preferred stock warrants as of December 31, 2013 and 2012 was 3.92 and 2.54 years, respectively.

The following table presents the common stock warrant activity during 2013 and 2012:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2011	2,400,000	$0.05
Granted	4,600,000	$0.05
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	7,000,000	$0.04
Granted		$
Forfeited/canceled	(2,000,000)	$0.05
Exercised	-	-
Outstanding - December 31, 2013	5,000,000	$0.05
Exercisable – December 31, 2013	5,000,000	$0.05

The weighted average remaining life of the outstanding Series A common stock warrants as of December 31, 2013 and 2012 was 1.26 and 2.55 years, respectively.

Note 4—RELATED PARTY TRANSACTIONS

Related Party Transactions

Steve Basloe has an equity ownership interest in Pazoo and is the Chairman of the Board and the President of Pazoo. He is also the owner of SMB Marketing. SMB Marketing signed a consulting agreement with Pazoo in June 2013 to create strategy and execute against this plan to roll out the design and production of Pazoo.com and the content for Pazoo.com. The agreement is for a term of two years and requires weekly compensation of $1,000. During 2013, he received $14,750 in relation to this agreement.

In April 2012 Pazoo entered into a consulting agreement with DMC Athletics & Rehabilitation, Inc. (DMC) to render such advice, consultation, information, and services to the Directors and/or Officers of Pazoo regarding general business and marketing matters including, but not limited to the following: advice on structure of the organization, organization of sales team, prospecting new partners/vendor relationships and clients, and positioning of Pazoo into promotional and healthcare marketing, whether through Pazoo’s website (www.Pazoo.com), or by some other means, as well as professional physical therapy sessions performed by David M. Cunic (at that time an equity owner of DMC and an equity owner of Pazoo and is a Board Member and the CEO of Pazoo) for, or on behalf of, Pazoo. DMC and Pazoo mutually agreed to terminate the consulting agreement in November 2012.

In October 2012 Pazoo entered into a binding letter of intent for the acquisition of DMC. Pazoo extended the Letter of Intent until June 30, 2013 to afford DMC an opportunity to recover from the business losses suffered by DMC due to Superstorm Sandy. Upon further management evaluation, Pazoo declined to acquire DMC.

Gina Morreale was previously employed as Secretary/Treasurer for Pazoo and was concurrently employed by ICPI, a Series A Convertible Preferred Stock holder. In September 2011, Ben Hoehn assumed the role of Chief Operating Officer and replaced Gina Morreale as Secretary/Treasurer. Since that time Gina Morreale had no affiliation with Pazoo other than being a shareholder.

Note 5—CONVERTIBLE NOTE AND DERIVATIVE LIABILITIES

On December 4, 2013 the Company entered into a $500,000 Promissory Note with JMJ Financial. (Attached as Exhibit 99.02 to the Company's Form 8-K filed December 17, 2013).  Under the terms, the Company will receive one or more installments on a periodic basis and will have 90 days for the date of each installment in which to repay the principal amount of the loan and interest. In the event repayment is not made within the 90 day period, JMJ shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $.05 per share or 60% of the lowest trade reported in the 25 days prior to conversion. As of December 31, 2013, the Company received $50,000 of the note.

During 2013, the Company recorded a discount of $50,000 on the note of which $1,849 was amortized as of yearend.

The following table summarizes the changes in the derivative liabilities during 2013:

Balance as of December 31, 2012	$-

Additions to derivative liability related to warrants	93,662
Discount	50,000
Initial loss on convertible note	28,387

Ending balance as of December 31, 2013	$172,049

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 208%, risk free rate of 0.30% and an expected term equal to the remaining term of the note.

There were 5,000,000 common stock warrants outstanding on the date the convertible note agreement was entered into which became tainted. These warrants were valued using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 208%, risk free rate of 0.38% and an expected term equal to the remaining exercise term of the warrants.

Note 6—FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILIITY

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Under ASC-815 the conversion options embedded in the notes payable described in Note 5 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

During 2013, the Company entered into one convertible note agreement. The conversion option and the outstanding common stock warrants on that date which were tainted by the convertible note were classified as derivative liabilities at their fair value on the date of issuance.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2013.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability- 2013	-	-	172,049	172,049
Derivative liability- 2012	-	-	-	-

Note 7—INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2013 and 2012, the company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,411,838 at December 31, 2013, and will expire in the years 2031 – 2033.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.

At December 31, 2013, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$767,134
Less: valuation allowance	(767,134)
Net deferred tax asset	$0

At December 31, 2012, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$395,061
Less: valuation allowance	$(395,061)
Net deferred tax asset	$0

Note 8—LOANS PAYABLE

In June 2013 Pazoo, Inc. entered into a Promissory note totaling $9,000 with ICPI for expenses paid directly to vendors.  In November 2013, $6,000 was converted into 150,000 Series A Preferred shares.  ICPI is a Series A Preferred stockholder.  As of December 31, $3,000 still remains outstanding.

Note 9—SUBSEQUENT EVENTS

Subsequent Events

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through March 31, 2014.

In January 2014, ICPI exercised a warrant purchase agreement for 800,000 shares of Series A Convertible Preferred Stock pursuant to, and in accordance with, an Investment Agreement dated May 31, 2013.

In March 2014 we issued an aggregate amount of 1,175,000 shares of restricted common stock to various experts for services rendered, or to be rendered as expert contributors to www.pazoo.com.  Also in March 2014, we issued 3,481,250 shares of restricted common stock to four consultants for services rendered, or to be rendered, to the Company.

On or about February 27, 2014 the Company entered into a $220,000 10% Convertible Promissory Note (the "Note") with Iconic Holdings, LLC (“Iconic”).  Under the terms of the Note the Company will receive the principal in one or more installments with a Maturity Date for the Note of February 27, 2015.  Iconic shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $.01 per share or 50% of the lowest trade reported in the 25 days prior to date of conversion.

In March 2014, ICPI converted 170,000 shares of Series A Convertible Preferred Stock into 1,700,000 shares of Common Stock pursuant to, and in accordance with, an Investment Agreement dated January 3, 2011 (See, Exhibit 99.01, of the Company’s Form S-1 filed with the Securities and Exchange Commission on November 18, 2011).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2013, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on such criteria.  Contributing to our deficiency is the Company’s small size and the Company’s lack of an Audit Committee.  As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency, or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.  The Company expects that as we grow, an Audit Committee (which requires outside Board Members) will be added, as well as internal accounting staff to provide further internal checks and balances

Item 9B. Other Information

None.

Part III

Item 10. Directors, Officers, and Corporate Governance

Our directors serve until their successors are elected and qualified. Our directors elect our officers to a term of one (1) year and they serve until they are reelected or their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Title
Steven Basloe	62	President, Chairman of the Board of Directors
David Cunic	34	Chief Executive Officer, Director
Gregory Jung	46	Chief Financial Officer, Director
Ben Hoehn	32	Chief Operating Officer

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

Steven Basloe - President, and Executive Vice President of Marketing/Sales, Chairman of the Board
Mr. Basloe brings over three decades of sales and marketing experience and leadership to PAZOO, where he has developed the strategic plans and execution for advertising, sales, marketing and distribution. Since 1996, Mr. Basloe has served as the president of SMB Marketing Group – a full-service marketing firm that provides strategy, sales consulting, planning and creative production for brand development, marketing, advertising and promotions. At SMB, his key accomplishments have included the launch of a new division for Bertelsmann Home Entertainment; product/brand introductions for Samsung, McGraw-Hill, GoodTimes Home Entertainment, Thomas Regional Publishing, and Alfred Haber Distribution; as well as online brand development for S. Rothschild outwear and Rosco Vision Systems. He most recently developed the branding, product and marketing strategies for the rollout of a breakthrough tennis elbow device. For the 15 years prior to SMB, Mr. Basloe was a founding partner at Ericksen/Basloe Advertising, a leading, award-winning entertainment agency that grew an average of 20% a year through its offices in NYC and LA. The agency’s prestigious client base included several top movie studios: Warner Brothers, Disney, Paramount and Columbia Pictures. At EBA, Mr. Basloe developed the marketing, advertising and sales strategies for the launches of Turner Home Entertainment and Hanna Barbara Home Entertainment (through Worldvision Home Entertainment). Mr. Basloe also developed the multi-year, direct response campaign for Jack Nicklaus’s ‘Golf My Way’ video series. Previously, he was a member of the senior management team that launched Columbia Pictures Home Entertainment and made it into an industry leader. At Columbia, Mr. Basloe built a nationwide sales distribution network and led the team that branded the division and its individual product labels, and created the marketing, advertising and promotional programs for new product releases. Steven Basloe holds a Bachelor of Science degree (B.S.) and a Master in Business Administration in marketing (M.B.A.), plus a Juris Doctorate (J.D.), from Syracuse University.

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

Board of Directors

Our directors hold office until the completion of their terms of office, which is not longer than one year, or until they have been reelected or their successor(s) have been elected. On November 16, 2013 each of our directors was reelected for a one year term. Therefore, our director’s terms of office expire on November 16, 2014. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there is currently one), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers. In hope of attracting exemplary professionals, the company reserves the right to compensate outside directors when such outside directors are elected.

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

Summary Executive Compensation Table

The following table shows, for the fiscal year ended December 2013 and the fiscal year ended December 31, 2012, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Cunic,	2013	-	-	-	-	-	-	-	-
CEO and Director	2012	37,500	-	-	-	-	-	-	-

Steve Basloe,	2013	11,538	-	-	-	-	-	16,750(1)	28,288
President and Director	2012	17,143	-	-	-	-	-		-

Gregory Jung, 2	2013	29,595	-	-	-	-	-	-	-
CFO and Director	2012	51,692	-	-	-	-	-	-	-

Ben Hoehn,	2013	2,308	-	-	-	-	-	-	-
COO	2012	40846	-	-	-	-	-	-	-

(1)	Steve Basloe earned $11,538 as a Pazoo employee and $16,750 as a 1099 consultant

(2)	Mr. Jung signed an at-will employment contract in June 2012 with no specified term.

We have no outstanding equity awards at fiscal year-end 2013.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned directly and the percentage shown is based on 101,409,500 shares of common stock issued and outstanding, as of December 31, 2013.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common	David Cunic	15,000,000	14.8%
	13 Old Mill Drive
	Denville NJ 07834

Common	Steve Basloe	15,000,000	14.8%	(1)
	560 Sylvan Avenue
	Englewood NJ 07632

Common	Gregory Jung	12,500,000	12.3%
	2620 Sand Arbor Circle, Orlando, FL 32824

Common	Ben Hoehn	2,500,000	2.5%	(2)
	496 Mayhew Court
	South Orange NJ 07079

Common	Total Beneficial Ownership	101,409,500	100.0%
(1)	Mr. Basloe's beneficial ownership includes 1,000,000 shares of stock issued in the names of his four children at his request and direction.
(2)	Ben Hoehn is the Chief Operating Officer and replaced Gina Morreale as Secretary and Treasurer in September 2011

As of December 31, 2013, shares of the Company's common stock was issued and outstanding was 101,409,500.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Steve Basloe has an equity ownership interest in Pazoo and is the Chairman of the Board and the President of Pazoo. He is also the owner of SMB Marketing. SMB Marketing signed a consulting agreement with Pazoo in June 2013 to create strategy and execute against this plan to roll out the design and production of Pazoo.com and the content for Pazoo.com. The agreement is for a term of two years and requires weekly compensation of $1,000. During the year ended December 31, 2013, he received $16,750 in relation to this agreement.

In April 2012 Pazoo entered into a consulting agreement with DMC Athletics & Rehabilitation, Inc. (DMC) to render such advice, consultation, information, and services to the Directors and/or Officers of Pazoo regarding general business and marketing matters including, but not limited to the following: advice on structure of the organization, organization of sales team, prospecting new partners/vendor relationships and clients, and positioning of Pazoo into promotional and healthcare marketing, whether through Pazoo’s website (www.Pazoo.com), or by some other means, as well as professional physical therapy sessions performed by David M. Cunic (at that time an equity owner of DMC and an equity owner of Pazoo and is a Board Member and the CEO of Pazoo) for, or on behalf of, Pazoo. DMC and Pazoo mutually agreed to terminate the consulting agreement in November 2012.

In October 2012 Pazoo entered into a binding letter of intent for the acquisition of DMC. Pazoo extended the Letter of Intent until June 30, 2013 to afford DMC an opportunity to recover from the business losses suffered by DMC due to Superstorm Sandy.

Gina Morreale was previously employed as Secretary/Treasurer for Pazoo and was concurrently employed by ICPI, a Series A Convertible Preferred Stock holder. In September 2011, Ben Hoehn assumed the role of Chief Operating Officer and replaced Gina Morreale as Secretary/Treasurer. Since that time Gina Morreale had no affiliation with Pazoo other than being a shareholder.

Item 14. Principal Accounting Fees and Services

Malone & Bailey fees – audit only: $16,000.

Part IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of David Cunic, Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Gregory Jung, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Gregory Jung, Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2014	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

March 31, 2014	PAZOO, INC.

/s/ Gregory Jung
Gregory Jung
Chief Financial Officer