Form 10-K/A
period 2013-12-31
Pazoo, Inc.
filed 2014-04-03
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

Form 10-K /A
Amendment #1
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

107,765,750 shares of common stock, par value $0.001 per share, outstanding as of March 31 , 2014.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Explanatory Note for Amendment 1:
This Amendment #1 to our Annual Report only furnishes the XBRL presentation not filed with the previous 10K filed on March 31, 2014.  The only other changes, revisions, or updates were made to correct a typographical error on page 11 and update the shares as of March 31, 2014 on the cover page.

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

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenues. Revenues were $52,813 in the fiscal year ended December 31, 2013, compared to $119,251 in the fiscal year ended December 31, 201 2 , a decrease of $66,438, or 55.8%. Service revenues decreased to zero in fiscal 2013, due to a contract with DMC Athletics & Rehabilitation (DMC) not being renewed in 2013.  Merchandise sales in fiscal 2013 decreased to $9,989, a decrease of $4,262, or 29.9%.  The decrease was a result of a shift in efforts towards developing advertising sales to replace merchandise sales.  Advertising sales increased 100% from zero to $42,824.

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

April 2 , 2014	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

April 2 , 2014	PAZOO, INC.

/s/ Gregory Jung
Gregory Jung
Chief Financial Officer