Form 10-Q
period 2014-03-31
Pazoo, Inc.
filed 2014-05-15
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-178037

 PAZOO, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3984713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

760 State Route 10, Suite 203 Whippany, NJ	07981
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐   No ☒

111,357,417 shares of common stock, par value $0.001 per share, outstanding as of May 13, 2014.

Pazoo, Inc.
Form 10-Q

ii

Part I – FINANCIAL INFORMATION

Item 1     Financial Statements

PAZOO, INC
BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$28,499	$35,848
Accounts receivable	40,998	33,461
Inventories	2,564	4,129
Deposit	50,000	-
Prepaid expenses	24,058	1,911

Total current assets	146,119	75,349

Total assets	$146,119	$75,349

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities	$74,847	$64,846
Interest payable	6,000	-
Loans payable	3,000	3,000
Convertible debt, net of discount of $95,333	21,728	1,849
Derivative liability	603,236	172,049

Total current liabilities	708,811	241,744

Total liabilities	$708,811	$241,744

Stockholders' deficit
Common stock, $0.001 par value; 980,000,000 shares authorized, 107,765,750 and 101,409,500 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	107,766	101,410
Convertible preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 1,086,394 shares issued and 923,394 shares outstanding at March 31, 2014 and December 31, 2013, respectively.	1,086	923
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,187,500 and 1,187,500 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,187	1,187
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Additional paid-in capital	2,494,923	2,250,451
Retained deficit	(3,167,654)	(2,520,366)

Total stockholders' deficit	(562,692)	(166,395)

Total liabilities and stockholders' equity (deficit)	$146,119	$75,349

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net sales
Service Revenue	$-	$-
Merchandise Sales	218	4,370
Advertising Sales	17,109	-
Total Income	17,327	4,370
Cost of goods sold
Service Revenue	-	-
Merchandise Sales	325	4,603
Total Cost of Goods Sold	325	4,603
Gross profit (loss)	17,002	(233)

Selling, general and administrative expenses	206,458	93,705
Bad debt Expense	-	-
Professional fees	35,433	40,747
Website setup	22,408	19,645
Total operating expenses	264,299	154,097

Loss from operations	(247,297)	(154,330)

Other expenses:
Gain/loss on derivative liability	(376,187)	-
Amortization of debt discount	(17,804)
Interest expense	(6,000)	(15)

Net loss	$(647,288)	$(154,345)
Series A preferred stock dividend	(5,672)	(21,687)
Net loss attributable to common stockholders	(652,960)	(176,032)

Weighted average common shares outstanding - Basic and diluted	105,994,083	75,325,972

Net loss per common share - Basic and diluted	$(0.01)	(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENT OF CASH FLOWS
(Unudited)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(647,288)	$(154,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	110,991	39,048
Loss on derivative liability	376,187	-
Amortization of debt discount	17,804	-
Changes in operating assets and liabilities:
Accounts receivable	(7,537)	987
Inventories	1,565	(678)
Prepaid expenses and other current assets	(22,147)	(881)
Interest payable	6,000	-
Accounts payable and accrued liabilities	12,076	17,865
Net cash used in operating activities	(152,349)	(98,004)

Cash flows from investing activities:
Deposit made on acquisition of investment	(50,000)	-
Net cash used in investing activities	(50,000)	-

Cash flows from financing activities:
Borrowings on convertible note	55,000	-
Proceeds from exercise of Series A preferred warrants	40,000	-
Proceeds from sale of Series A preferred stock	100,000	-
Net cash provided by financing activities	195,000	-

Net increase in cash and cash equivalents	(7,349)	(98,004)

Cash and cash equivalents beginning of period	35,848	130,556

Cash and cash equivalents end of period	$28,499	$32,552
Supplemental Disclosure of Cash Flows Information
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Noncash Investing and Financing Activities
Common stock issued for the conversion of SeriesA preferred stock	1,700	4,250
Debt discount	60,500	-
Payments of AP by third party	2,075	-
Original issue discount on convertible note	5,500	-

The accompanying notes are an integral part of these unaudited financial statements.

Pazoo, Inc.

Notes to the Unaudited Financial Statements

Note 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim financial statements of Pazoo, Inc. (“we”, “our”, “Pazoo” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Pazoo’s audited 2013 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Pazoo’s fiscal 2013 financial statements have been omitted.

Description of Business

We are an early growth stage health and wellness company. Presently, our primary business is pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments..

Note 2—GOING CONCERN

From inception of November 16, 2010 through March 31, 2014, the Company has incurred net losses of $3,167,654.    This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.

Note 3—STOCKHOLDERS’ EQUITY

Common Stock

In January 2014, the Company issued 3,000,000 common shares valued at $63,000 in exchange for consulting services provided.  Provided that the consultant performs all tasks within the scope of work, an additional 3,000,000 shares will be due to be issued on or about January 1, 2015 with those shares vesting 1,500,000 shares on July 1, 2015 and the remaining 1,500,000 shares on December 31, 2015.  All shares issued are subject to a contractual lock-up provision.

In January 2014, the Company issued 556,250 shares to various consultants for services valued at $11,851.

In March 2014, ICPI converted 170,000 shares of Series A Convertible Preferred Stock into 1,700,000 common shares.

In March 2014 the Company issued an aggregate amount of 1,100,000 common shares. This included shares issued to individuals who are affiliated with the “Pazoo Experts” section of our Company website.  In exchange for services rendered, or to be rendered, as expert contributors on our Company website. These shares and the value of the pro-rata shares to be issued of 1,175,000 was $36,140 as of March 31, 2014.

Preferred Stock

In January 2014, the Company issued 800,000 shares of Series A Preferred Stock to ICPI in exchange for $40,000 in accordance with the exercise of warrants.

In March 2014, the Company effectuated a 10 for 1 reverse stock split on the Company’s Series A Convertible Preferred Stock (See Exhibit 99.2 3-17-14 Board Resolution), and the Company amended all of the previous Investment Agreements with ICPI collectively.

In March 2014, the Company entered into a new Investment Agreement (Investment Agreement No. 4) with Integrated Capital Partners, Inc. (“ICPI”).  The Investment Agreement provides that in exchange for an investment of up to $500,000 ICPI could acquire up to 500,000 shares of Series A Preferred Stock at the rate of $1.00 per share.

In March 2014, the Company issued 100,000 shares of Series A Preferred Stock to ICPI in exchange for $100,000, in accordance with Investment Agreement No. 4

On March 31, 2014, we recorded a Series A Preferred dividend in the amount of 11,969 shares.

Warrants

Simultaneous with the issuance of Series A Preferred Stock in the three month period ending March 31, 2014, and under the Investment Agreement No. 4 (March 2014) we issued 100,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $2.00, subject to the terms of the warrant agreement between the warrant agent and us.  The warrants are exercisable five years from the date of issuance.

The following table presents the Series A preferred stock warrant activity during the three months ended March 31, 2014:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2013	823,226	$2.20
Granted	100,000	-
Forfeited/Canceled	-	-
Exercised	80,000	-
Outstanding - March 31, 2014	843,226	2.34
Exercisable- March 31, 2014	843,226	$2.34

The weighted average remaining life of the outstanding Series A preferred stock warrants as of March 31, 2014 and December 31, 2013 was 3.78 and 3.92 years, respectively.

The following table presents the common stock warrant activity during the three months ended March 31, 2014:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2013	5,000,000	$0.05
Granted	-	-
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding - March 31, 2014	5,000,000	0.05
Exercisable- March 31, 2014	5,000,000	$0.05

The weighted average remaining life of the outstanding common stock warrants as of March 31, 2014 and December 31, 2013 was 1.02 and 1.26 years, respectively.

Note 4—LOANS PAYABLE

In February 2014, the Company entered into a convertible Promissory note totaling $16,601 with ICPI for office space through February 2015.  ICPI may convert all or any part of the outstanding and unpaid principal into shares of Series A Preferred Stock at a price of $0.50 per share.

Note 5—EQUITY INTEREST

In April 2014, the Company agreed to buy a 40% equity interest in MA and Associates, LLC for $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock.   MA is in the process of becoming a licensed medical marijuana testing laboratory in the State of Nevada.  The Company made a $50,000 down payment which was recorded as a deposit in March 2014 subsequently made a $50,000 investment in April 2014.  As of March 31, 2014, the Company does not own any interest in MA.

Note 6—CONVERTIBLE NOTE AND DERIVATIVE LIABILITIES

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

During 2013, the Company recorded a discount of $50,000 on the note of which $1,849 was amortized as of year-end.  During the quarter ended March 31, 2014, $12,500 was recorded to amortization expense.

On or about February 27, 2014 the Company entered into a $220,000 10% Convertible Promissory Note with Iconic Holdings, LLC (“Iconic”).  As of March 31, 2014, the Company received $60,500. Under the terms of the Promissory Note (the “Note”) the Company will receive principal in one or more installments with a Maturity Date for the Note of February 27, 2015.  Iconic shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $.01 per share or 50% of the lowest trade reported in the 25 days prior to date of conversion.  (Attached as Exhibit 99.03 to the Company's Form 8-K filed March 27, 2014)

During the first quarter of  2014, the Company recorded a discount of $60,500 on the note of which $5,304 was amortized as of March 31, 2014. Of that amount, $5,500 was an original issuance discount on the note.

The following table summarizes the changes in the derivative liabilities during the period ending March 31, 2014:

Balance as of December 31, 2013	$172,049

Debt discount	60,500
Original issuance discount	(5,500)
Change in fair value	376,187

Ending balance as of December 31, 2013	$603,236

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 167%, risk free rate of 0.33% and an expected term equal to the remaining term of the note.

There were 5,000,000 common stock warrants outstanding on the date the convertible note agreement was entered into which became tainted. These warrants were valued using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 203%, risk free rate of 0.44% and an expected term equal to the remaining exercise term of the warrants. The fair value of the warrants at March 31, 2014 was $142,110.

Note 7—FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILIITY

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

During the period ending March 31, 2014, the Company entered into one convertible note agreement. The conversion option and the outstanding common stock warrants on that date which were tainted by the convertible note were classified as derivative liabilities at their fair value on the date of issuance.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value at the period ending March 31, 2014.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability- March 31, 2014	-	-	603,236	603,236
Derivative liability- 2013	-	-	172,049	172,049
Derivative liability- 2012	-	-	-	-

Note 8—SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through May 12, 2014.

In April 2014 the Company issued 125,000 shares of Series A Preferred Stock to ICPI in exchange for $125,000.

Simultaneous with the issuance of Series A Preferred Stock in April 2014, and under the Investment Agreement No. 4 we issued 125,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $2.00, subject to the terms of the warrant agreement between the warrant agent and us.

In April 2014, the Company entered into an Equity Purchase Agreement and a Securities Purchase Agreement with Premier Venture Partners, LLC (“Premier”) whereby Premier is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to $5,000,000 of the Company’s common stock at the rates set forth at the request of the Company by issuing a Put Notice when funds are needed.  The Securities Purchase Agreement is a facility whereby the Company will receive $22,500 pursuant to two Convertible Promissory Notes.

In April 2014 the Company issued 150,000 shares of Series A Preferred Stock to ICPI in exchange for $150,000.  The Company also simultaneously issued 150,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock acquired at an exercise price of $2.00.

In April 2014, the Company entered into a $10,000 Convertible Promissory Note (the “Note”) with Premier Venture Partners, LLC.  Under the terms of the Note the Company’s will receive $10,000 for the preparation and filing of the Form S-1 Registration Statement required for the Equity Purchase Agreement (Attached as Exhibit 99.02 to the Company's Form 8-K filed April 9, 2014). Premier Venture Partners, LLC shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $.03 per share or 50% of the lowest trade reported in the 10 days prior to date of conversion.  A second Convertible Promissory Note, in the amount of $12,500, will be issued after the Form S-1 Registration Statement is filed in order to cover any additional expense of making the Form S-1 Registration Statement effective.

In April 2014, the Company agreed to buy a 40% equity interest in MA and Associates, LLC for $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock. MA is in the process of becoming a licensed medical marijuana testing laboratory in the State of Nevada. The Company made a $50,000 down payment in March 2014.

In May 2014, the Company entered into a 12% Convertible Note (the “Note”) with JSJ Investments, Inc. (“JSJ”) in the amount of $100,000.  Prior to October 28, 2014, the Company may redeem the Note for a $150,000.  Thereafter, JSJ may convert the Note into common stock of the company at a stated discount of 50% based on the average of the lowest three trades in the previous ten days, or $0.06 per share.

In May 2014 the Company issued 25,000 shares of Series A Preferred Stock to ICPI in exchange for $25,000, in accordance with Investment Agreement No. 4

Simultaneous with the issuance of Series A Preferred Stock in May 2014, and under the Investment Agreement No. 4 we issued 25,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $2.00, subject to the terms of the warrant agreement between the warrant agent and us.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2014 and March 31, 2013.

Overview
Pazoo (“Pazoo”) was incorporated in Nevada on November 16, 2010 under the name “IUCSS, Inc.” A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011.  We are a health and wellness company. Presently, our primary business is Pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows Pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments. At present our only revenue source is www.pazoo.com which generates product sales and online advertising revenue. As of March 31, 2014, we had total assets of $146,119 and plan to make additional investments in online content.

The primary mission of pazoo.com is to deliver health and wellness content in the form of media, articles, blogs, videos and other media/content. Additionally, www.pazoo.com delivers healthy cost-effective nutritional products based on relationships with leading manufacturers in the health improvement industry.  In other words, pazoo.com is a user-friendly, attractively designed web site and e-commerce portal for total health and wellness information and health products for individuals and their pets.  We seek to enhance visitors’ experiences to our website by providing total health content and health products including foods, drinks, supplements, wellness merchandise, and health/wellness advice. Pazoo.com’s primary target demographic is health conscious adults ages 24 - 54 seeking to better their personal well-being and complement their daily lifestyles with consumer products items that are part of and promote a healthy lifestyle.

Our principal executive offices are located at 760 Route 10, Suite 203, Whippany, New Jersey 07981. Our telephone number is (855) PAZOO-US. Our internet address is www.pazoo.com.

Sources of Revenue
We currently have three lines of business relating to and revolving around the health and wellness arena:

●
Advertising Revenue from Our Website, www.pazoo.com.   Through advertising providers and agencies, pazoo.com is paid for every ad impression that appears on a page for which a visitor goes to. As we build our visitor base, ad revenue will increase. However, just having the traffic does not effectively increase advertising revenue. To get the full value of each visitor, the time on site must be long enough so that a visitor is interested in going to multiple pages for which there are ads on each page. The only way this will transpire is if the visitor’s experience is gratifying. This is why pazoo.com is so focused on quality content that’s interesting and informative. A bad visitor experience will result in a low time on site and fewer page views. Internet tracking tools have much improved over the past decade and will continue to improve in the coming years, especially when it comes to advertising and overall website analytics. Pazoo continues to constantly improve is this area at all times. Pazoo.com has seen a strong increase in its viewership as shown by the recent average time spent on site for the period March 2014 to May 2014 of five minutes and forty seconds versus three minutes and twenty-seven seconds for the same time period from December 2013 to February 2014 with the same amount of page views.

Pazoo.com has a unique and compelling online marketing platform. Pazoo.com offers the following important marketing advantages to its target audiences:

1.	A comprehensive solution as a content source – information on a full spectrum of disciplines within the health and wellness marketplace;
2.	Health and wellness experts that have expertise in these varied disciplines and write about their areas expertise; and
3.	Content that is both for the health and wellness of people as well as their pets (over 60% of American homes have pets).

●
E-commerce.   Our e-commerce offerings will increase as we build the traffic coming to pazoo.com. In this way we could establish a revenue source over and above advertising to increase the value of each visitor. We have the following e-commerce elements ready for an activated marketing program:

1.	An e-commerce platform that is functional;
2.	Relationships with manufacturers, distributors and other e-commerce companies so that increasing product offerings will not be time consuming;
3.	Members on the pazoo.com content team with merchandising experience: i.e. a Pazoo expert is buyer of pet products for a large pet retailer; and
4.
Members on the pazoo.com content team that are experienced in e-commerce marketing; i.e. we will look to offer our consumers low cost and timely delivery of product by negotiating with shipping companies to offer a flat rates on various products.

●
Pharmaceutical Testing Facilities.   We entered this arena through our recent acquisition of a 40% minority equity stake in MA & Associates, LLC. MA & Associates was launched in September of 2013 to provide quality control services to the medical cannabis industry. MA & Associates’ primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations.

The company will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented. MA & Associates’ primary customer base includes all of the licensed cannabis cultivators, in the State of Nevada, and their customers are required by law to have their products tested before they can be transferred to the dispensaries. As such, we are in a unique position to provide the mandated health and safety testing upon which this burgeoning industry must hinge.

Critical Accounting Policy and Estimates
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations
Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Net Sales.  We had net sales of $17,327 and $4,370 in the three months ended March 31, 2014 and March 31, 2013 , respectively.  The revenue increase was attributed to the addition of advertising sales in late 2013.

Cost of Goods Sold. We had cost of goods sold of $325 and $4,603 in the three months ended March 31, 2014 and March 31, 2013, respectively.  The decrease was directly attributable to advertising sales having a lower cost of sales than merchandise sales.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees,.  Total operating expenses increased 72% to $264,299for the three month period ended March 31, 2014 from $154,097 for the three month period ended March 31, 2013 .  The components of operating expenses are detailed below.

Selling, General and Administrative increased 120% to $206,458 from $93,705, in 2014 versus 2013 which was mainly comprised of stock compensation, pay-per-click (PPC), and marketing & advertising.  We incurred stock compensation expenses of $110,991 in the three month period ended March 31, 2014 compared to $39,048 for the three month period ended March 31, 2013.  The increase was a result of shares issued to consultants and experts in the period ending March 31, 2014 versus only experts in the period ending March 31, 2013.  PPC expenses increased to $33,320 from $0 in the three month period ended March 31, 2013.  Marketing & advertising expenses increased to $44,048 from $13,364 in the three month period ended March 31, 2013.

Professional fees decreased 13% to $35,433 from $40,747 in 2014 versus 2013.  The decrease in professional fees was attributed to a reduction in legal fees in 2014 compared to the same period ended in 2013.  Legal fees decreased to $7,863 from $17,003 in the three month period ended March 31, 2014 versus the three month period ended March 31, 2013.

Net Loss.  Our net loss increased to $647,288 for the three months ended March 31, 2014 from $154,522 for the same period in 2013, which was a increase of  319%.  The increase is primarily attributable to a loss on derivative liability on convertible notes which did not exist in the prior year.

Liquidity and Capital Resources.  In the three month period ended March 31, 2014, we issued 100,000 shares of Series A Preferred Stock and 100,000 Series A preferred stock warrant to ICPI at a price of $1.00  per share, the proceeds of which are to be used for the furtherance of the business and the financial improvement of Pazoo.   This issuance was pursuant to an Investment Agreement dated March 13 ,2014  (See Exhibit 99.1) in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

Our total assets were $146,119 as of March 31, 2014, which mainly consisted of a deposit for an equity interest in MA Associates, and $40,998 accounts receivable, the majority of which was $21,013 in advertising revenue.  As of the date of this filing, we have collected $12,715 in advertising revenue.

We had negative working capital of $562,692 as of March 31, 2014.

Our total liabilities were $708,811 which was mainly comprised of derivative liability of $603,236 for our convertible notes and accounts payable/accrued liabilities of $74,847.

Our total stockholder’s deficit as of March 31, 2014  was $562,692 and we had an accumulated deficit of $3,167,654 through the same period.

We used $152,349 in net cash for operating activities for the three months ended March 31, 2014, which included a net loss of $647,288 and loss on derivative liability of $376,187.

We used $50,000 net cash for investing activities in the three month period ended March 31, 2014 .

As of March 31, 2014, we had no formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Subsequent Events.

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through May 12, 2014.

In April 2014, the Company issued 125,000 shares of Series A Preferred Stock to ICPI in exchange for $125,000.

Simultaneous with the issuance of Series A Preferred Stock in April 2014, and under the Investment Agreement No. 4 we issued 125,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $2.00, subject to the terms of the warrant agreement between the warrant agent and us.

In April 2014, the Company entered into a Equity Purchase Agreement and Securities Purchase Agreement with Premier Venture Partners, LLC “Premier”) whereby Premier is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to Five Million Dollars ($5,000,000) of the Company’s common stock at the rates set forth in the Equity Purchase Agreement.  Under the Equity Purchase Agreement the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed.  The Securities Purchase Agreement is a facility whereby the Company will receive $22,500 (pursuant to two Convertible Promissory Notes.

In April 2014, the Company issued 150,000 shares of Series A Preferred Stock to ICPI in exchange for $150,000.  The Company also simultaneously issued 150, 000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $2.00.

In April 2014, the Company entered into a $10,000 Convertible Promissory Note (the “Note”) with Premier Venture Partners, LLC.  Under the terms of the Note the Company’s will receive $10,000 for the preparation and filing of the Form S-1 Registration Statement required for the Equity Purchase Agreement (Attached as Exhibit 99.02 to the Company's Form 8-K filed April 9, 2014).   Premier Venture Partners, LLC shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $.03 per share or 50% of the lowest trade reported in the 10 days prior to date of conversion.  A second Convertible Promissory Note, in the amount of $12,500, will be issued after the Form S-1 Registration Statement is filed in order to cover any additional expense of making the Form S-1 Registration Statement effective.

In April 2014, the Company agreed to buy a 40% equity interest in MA and Associates, LLC for $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock.   MA is in the process of becoming a licensed medical marijuana testing laboratory in the State of Nevada.  The Company made a $50,000 down payment in March 2014.

In May 2014, the Company entered into a 12% Convertible Note (the “Note”) with JSJ Investments, Inc. (“JSJ”) in the amount of $100,000.  Prior to October 28, 2014, the Company may redeem the Note for a $150,000.  Thereafter, JSJ may convert the Note into common stock of the company at a stated discount of 50% based on the average of the lowest three trades in the previous ten days, or $0.06 per share.

In May 2014, the Company issued 25,000 shares of Series A Preferred Stock to ICPI in exchange for $25,000, in accordance with Investment Agreement No. 4

Simultaneous with the issuance of Series A Preferred Stock in May 2014, and under the Investment Agreement No. 4 we issued 25,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $2.00, subject to the terms of the warrant agreement between the warrant agent and us.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4     Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Gregory Jung in his role as Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of March 31, 2014 .

We have not made any changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1     Legal Proceedings

No updates for the period ending March 31, 2014

Item 1A   Risk Factors

As a “smaller reporting company” as defined by Item 10(f) of Regulation S-K, we are not required to provide information required by this item.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3     Defaults Upon Senior Securities

None.

Item 4     (Reserved)

Item 5     Other Information

None.

Item 6     Exhibits

Exhibit Number	Description

31.1	Certification of David Cunic, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Gregory Jung, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Gregory Jung, Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	ICPI Investment Agreement No. 4
99.2	3-17-14 Board Resolution

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2014	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

May 13, 2014	PAZOO, INC.

/s/ Gregory Jung
Gregory Jung
Chief Financial Officer