Form 10-Q
period 2014-06-30
Pazoo, Inc.
filed 2014-08-19
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

(973) 884-0136
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐   No ☒

125,072,000 shares of common stock, par value $0.001 per share, outstanding as of August 18, 2014.

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1     Financial Statements

PAZOO, INC.
BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$61,416	$35,848
Accounts receivable	88,562	33,461
Inventories	2,806	4,129
Deposit	198,000	-
Prepaid expenses	1,790	1,911

Total current assets	352,574	75,349

Total assets	$352,574	$75,349

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued liabilities	$76,127	$64,846
Loans payable	3,000	3,000
Convertible debt, net of discount of $276,554	150,272	1,849
Derivative liability	813,430	172,049

Total current liabilities	1,042,829	241,744

Total liabilities	$1,042,829	$241,744

Stockholders' deficit
Common stock, $0.001 par value; 980,000,000 shares authorized, 114,454,000 and 101,409,500 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	114,454	101,410
Convertible preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 1,256,394 shares issued and 923,394 shares outstanding at June 30, 2014 and December 31, 2013, respectively.	1,256	923
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,187,500 and 1,187,500 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,187	1,187
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	2,893,612	2,250,451
Accumulated deficit	(3,700,764)	(2,520,366)

Total stockholders' deficit	(690,255)	(166,395)

Total liabilities and stockholders' equity (deficit)	$352,574	$75,349

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Service revenue	$-	$-	$-	$-
Advertising sales	69,919	5,465	87,028	5,464
Merchandise sales	35	4,266	252	8,637
Total revenues	69,954	9,731	87,280	14,101

Cost of goods sold
Merchandise sales	244	3,076	569	7,679
Total cost of goods sold	244	3,076	569	7,679

Gross profit	69,710	6,655	86,711	6,422

Operating expenses:
Selling, general and administrative expenses	320,808	56,608	607,743	159,710
Professional fees	136,701	18,832	172,134	59,582
Website setup	34,702	16,845	57,110	27,090
Total operating expenses	492,211	92,285	836,987	246,382

Loss from operations	(422,501)	(85,630)	(750,276)	(239,960)

Other expenses:
Gain/loss on derivative liability	(38,887)	-	(337,300)	-
Interest expense	(6,000)	(10)	(12,000)	(25)
Amortization of debt discount	(65,722)	-	(83,526)	-

Net loss	$(533,110)	$(85,640)	$(1,183,102)	$(239,985)

Series A preferred stock dividend	(5,133)	(17,975)	(10,209)	(36,418)

Net loss attributable to common stockholders	$(538,243)	$(103,615)	$(1,193,311)	$(276,043)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	111,809,486	80,686,011	108,865,363	76,241,517

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENT OF CASH FLOWS
(Unudited)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,183,102)	$(239,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	346,268	50,820
Loss on derivative liability	337,300	-
Convertible debt issued for rent expense	16,601	-
Amortization of debt discount	83,526	-
Changes in operating assets and liabilities:
Accounts receivable	(55,101)	3,812
Inventory	1,323	2,110
Prepaid expenses and other current assets	121	(5,399)
Accounts payable and accrued liabilities	4,630	28,454
Net cash used in operating activities	(431,427)	(160,188)

Cash flows from investing activities:
Issuance of preferred stock for cash	-	7,500
Borrowings on debt	-	33,500
Deposit made on acquisition of investment	(198,000)	-
Net cash used in investing activities	(198,000)	41,000

Cash flows from financing activities:
Borrowings on convertible note	344,725	-
Proceeds from exercise of Series A preferred warrants	40,000	-
Proceeds from sale of Series A preferred stock	270,270	-
Net cash provided by financing activities	654,995	-

Net increase in cash and cash equivalents	25,568	(119,188)

Cash and cash equivalents beginning of period	35,848	130,556

Cash and cash equivalents end of period	$61,416	$11,368

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Common stock issued for the conversion of Series A preferred stock	1,700	12,250
Preferred stock and preferred stock warrants issued for debt		54,423
Cancellation of common stock	-	2,000
Debt discount	319,581	-
Payments of AP by third party	2,075	-
Original issue discount on convertible note	15,500	-

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

Note 2—GOING CONCERN

From inception of November 16, 2010 through June 30, 2014, the Company has incurred net losses of $3,700,764.    This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.

Note 3—STOCKHOLDERS’ EQUITY

Common Stock

In April 2014, the Company issued 2,604,167 common shares as per the Equity Purchase Agreement and Securities Purchase Agreement with Premier Venture Partners, LLC valued at $42,969.

In June 2014, the Company issued 2,250,000 common shares to Maximum Harvest LLC as per the Media Agreement signed June 17, 2014.  The value of these shares issued was $97,875.

The Company also issued 3,972,500 common shares to various consultants valued at $83,643.

During the six months ended June 30, 2014, the Company issued 2,518,333 to experts per agreements for services rendered, valued at $121,781.

Preferred Stock

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

In April 2014, the Company issued 145,000 shares of Series A Preferred Stock to ICPI in exchange for $145,000. The Company also simultaneously issued 150,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock acquired at an exercise price of $2.00.

In May 2014, the Company issued 40,000 shares of Series A Preferred Stock to ICPI in exchange for $40,000, in accordance with Investment Agreement No. 4

Simultaneous with the issuance of Series A Preferred Stock in May 2014, and under the Investment Agreement No. 4 we issued 45,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $2.00, subject to the terms of the warrant agreement between the warrant agent and us.

Warrants

Simultaneous with the issuance of Series A Preferred Stock in the six month period ending June 30, 2014, and under the Investment Agreement No. 4 (March 2014) we issued 270,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $2.00, subject to the terms of the warrant agreement between the warrant agent and us.  The warrants are exercisable five years from the date of issuance.

The following table presents the Series A preferred stock warrant activity during the six months ended June 30, 2014:
	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2013	823,226	$2.20
Granted	270,000	2.00
Forfeited/Canceled	-	-
Exercised	80,000	-
Outstanding – June 30, 2014	1,013,226	2.28
Exercisable – June 30, 2014	1,013,226	$2.28

The weighted average remaining life of the outstanding Series A preferred stock warrants as of June 30, 2014 and December 31, 2013 was 3.74 and 3.92 years, respectively.

The following table presents the common stock warrant activity during the six months ended June 30, 2014:
	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2013	5,000,000	$0.05
Granted	-	-
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – June 30, 2014	5,000,000	0.05
Exercisable – June 30, 2014	5,000,000	$0.05

The weighted average remaining life of the outstanding common stock warrants as of June 30, 2014 and December 31, 2013 was 1.02 and 1.26 years, respectively.

Note 4—LOANS PAYABLE

In February 2014, the Company entered into a convertible promissory note totaling $16,601 with ICPI for office lease expenses through February 2015.  ICPI may convert all or any part of the outstanding and unpaid principal into shares of Series A Preferred Stock at a price of $0.50 per share.

Note 5—EQUITY INTEREST

In April 2014, the Company entered into an agreement to buy a 40% equity interest in MA and Associates, LLC for $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock.   MA is in the process of becoming a licensed medical marijuana testing laboratory in the State of Nevada.  The Company made a $50,000 down payment which was recorded as a deposit in March 2014 and subsequently made a $50,000 investment in April 2014.  As of June 30, 2014, an additional total of $98,000 has been paid to MA and Associates LLC in accordance with the agreement.

Note 6—CONVERTIBLE NOTE AND DERIVATIVE LIABILITIES

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

In April 2014, the Company entered into a $10,000 Convertible Promissory Note (the “Note”) with Premier Venture Partners, LLC.  Under the terms of the Note the Company’s will receive $10,000 for the preparation and filing of the Form S-1 Registration Statement required for the Equity Purchase Agreement (Attached as Exhibit 99.02 to the Company's Form 8-K filed April 9, 2014). Premier Venture Partners, LLC shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $.03 per share or 50% of the lowest trade reported in the 10 days prior to date of conversion.  A second Convertible Promissory Note, in the amount of $12,500, will be issued after the Form S-1 Registration Statement is filed in order to cover any additional expense of making the Form S-1 Registration Statement effective.  As of August 18, 2014, the proceeds have not been received.

In April 2014, the Company agreed to buy a 40% equity interest in MA and Associates, LLC for $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock. MA is in the process of becoming a licensed medical marijuana testing laboratory in the State of Nevada. The Company made a $50,000 down payment in March 2014 and as of June 30, 2014 has made additional payments of $148,000 in accordance with the agreement.

In May 2014, the Company entered into a 12% Convertible Note with JSJ Investments, Inc. (“JSJ”) in the amount of $100,000.  Prior to October 28, 2014, the Company may redeem the Note for $150,000.  Thereafter, JSJ may convert the Note into common stock of the Company at a stated discount of 50% based on the average of the lowest three trades in the previous ten days, or $0.06 per share. The note matures on October 28, 2014.

In May 2014, the Company entered into a 10% Convertible Note with Typenex Co Investment LLC (“Typenex”) in the amount of $139,500. Typenex may convert the Note into common stock of the Company at a conversion price of $0.07 per share. The note matures on March 28, 2015. In conjunction with the note, a total of 1,130,470 warrants were issued. The relative fair value of the warrants at June 30, 2014 was $61,789.

In May 2014, the Company entered into an 8% Convertible Note with LG Capital Funding LLC (“LG”) in the amount of $68,500.  LG may convert the Note into common stock of the Company at a stated discount of 50% based average of the lowest trading bid price for the 15 prior trading days.

In February 2014, the Company entered into a 10% convertible note with Tangiers in the amount of $55,000. Of this amount, $5,550 was an original issue discount on the note. The note is convertible at a variable price of the lower of $0.01 or 50% of the lowest trading price during the 25 day period prior to the date of conversion. The note matures on February 27, 2015.

The following table summarizes the changes in the derivative liabilities during the period ending June 30, 2014:

Balance as of December 31, 2013	$172,049

Debt discount	319,581
Original issuance discount	(15,500)
Change in fair value	337,300

Ending balance as of June 30, 2014	$813,430

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 167%, risk free rate of 0.33% and an expected term equal to the remaining term of the note.

There were 5,000,000 common stock warrants outstanding on the date the convertible note agreement was entered into which became tainted. These warrants were valued using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 203%, risk free rate of 0.44% and an expected term equal to the remaining exercise term of the warrants. The fair value of the warrants at June 30, 2014 was $147,224.

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

During the period ending June 30, 2014, the Company entered into three convertible note agreements. The conversion option and the outstanding common stock warrants on that date which were tainted but the convertible notes were classified as derivative liabilities at their fair value on the date of issuance.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value at the period ending June 30, 2014.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability- June 30, 2014	-	-	813,430	813,430
Derivative liability- 2013	-	-	172,049	172,049

The following table provides a summary of the changes in fair value:

Balance as of December 31, 2013	$172,049

Debt discount	319,581
Original issuance discount	(15,500)
Change in fair value	337,300

Ending balance as of June 30, 2014	$813,430

Note 8—SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through August 18, 2014.

In July 2014, Iconic Holdings LLC provided additional funding to the Company in the amount of $50,000 in accordance with the February 2014 agreement.

In July 2014, the Company entered into a Convertible Note (the “Note”) with WHC Capital LLC (“WHC”) in the amount of $240,000. Prior to 10/31/14 the Company may redeem the note for $240,000.  Thereafter, WHC may convert the Note into common stock of the Company at a state 50% discount off the lowest intra-day trading price of common price in the 25 days preceding the conversion date.

In August 2014, the Company entered into a 8% Convertible Note (the “Note”) with Auctus Private Equity Fund LLC (“Auctus”) in the amount of $56,250.  Prior to 5/16/15 the Company may redeem the Note for $56,250.  Thereafter, Auctus may convert the Note into common stock of the Company at a stated 50% discount multiplied by the 2 lowest trading prices of the 25 previous trading days.

In August 2014, the Company issued a total of 100,000 shares of Series C Preferred Stock as a finder’s fee under the MA & Associates, LLC agreement.

In August 2014, the Company issued a total of 10,000 shares of Series A Preferred Stock to Jordan Stroum. Per his agreement, among other things, to act as the Company’s representative on the MA & Associates, LLC Board of Directors.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months and six months ended June 30, 2014 and June 30, 2013.

Overview
Pazoo (“Pazoo”) was incorporated in Nevada on November 16, 2010 under the name “IUCSS, Inc.” A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011.  We are a health and wellness company. Presently, our primary business is Pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows Pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments. At present our only revenue source is www.pazoo.com which generates product sales and online advertising revenue. As of June 30, 2014, we had total assets of $352,574 and plan to make additional investments in online content.

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

Results of Operations
Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

Net Sales.  We had net sales of $69,954 and $9,731 in the three months ended June 30, 2014 and June 30, 2013, respectively.  The revenue increase was attributed to the addition of advertising sales in late 2013 and early 2014.

Cost of Goods Sold. We had cost of goods sold of $244 and $3,076 in the three months ended June 30, 2014 and June 30, 2013, respectively.  The decrease was directly attributable to advertising sales having a lower cost of sales than merchandise sales.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased 533% to $492,211 for the three month period ended June 30, 2014 from $92,285 for the three month period ended June 30, 2013.  The components of operating expenses are detailed below.

Selling, General and Administrative increased 566% to $320,808 from $56,608, in 2014 versus 2013 which was mainly comprised of professional fees, stock compensation, and marketing & advertising. We incurred stock compensation expenses of $235,547 in the three month period ended June 30, 2014 compared to $14,270 for the three month period ended June 30, 2013.  The increase was a result of shares issued to consultants and experts in the period ending June 30, 2014 versus only experts in the period ending June 30, 2013.

Professional fees increased 725% to $136,701 from $18,832 in 2014 versus 2013.  The increase in professional fees can be attributed to the increase in investor relations, executive compensation, and consulting fees related to convertible notes and funding opportunities.

Net Loss.  Our net loss increased to $533,110 for the three months ended June 30, 2014 from $85,640 for the same period in 2013, which was an increase of  622%.  The increase is primarily attributable to an increase in selling, general and administrative as well as a loss on derivative liability on convertible notes which did not exist in the prior year.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

Net Sales.  We had net sales of $87,280 and $14,101 in the six months ended June 30, 2014 and June 30, 2013, respectively.  The revenue increase was attributed to the addition of advertising sales in late 2013 and early 2014.

Cost of Goods Sold. We had cost of goods sold of $569 and $7,679 in the six months ended June 30, 2014 and June 30, 2013, respectively.  The decrease was directly attributable to advertising sales having a lower cost of sales than merchandise sales.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased 339% to $836,987 for the six month period ended June 30, 2014 from $246,382 for the six month period ended June 30, 2013.  The components of operating expenses are detailed below.

Selling, General and Administrative increased 380% to $607,743 from $159,710, in 2014 versus 2013 which was mainly comprised of stock compensation, professional fees, and marketing & advertising.  We incurred stock compensation expenses of $346,268 in the six month period ended June 30, 2014 compared to $50,820 for the six month period ended June 30, 2013.  The increase was a result of shares issued to consultants and experts in the period ending June 30, 2014 versus only experts in the period ending June 30, 2013.

Professional fees increased 288% to $172,134 from $59,582 in 2014 versus 2013. .  The increase in professional fees can be attributed to the increase in investor relations, executive compensation, and consulting fees related to convertible notes and funding opportunities.

Net Loss.  Our net loss increased to $1,183,102 for the six months ended June 30, 2014 from $239,985 for the same period in 2013, which was an increase of 492%. The increase is primarily attributable to an increase in selling, general and administrative as well as a loss on derivative liability on convertible notes which did not exist in the prior year.

Liquidity and Capital Resources.  In the six month period ended June 30, 2014, we issued 100,000 shares of Series A Preferred Stock and 100,000 Series A preferred stock warrant to ICPI at a price of $1.00 per share, the proceeds of which are to be used for the furtherance of the business and the financial improvement of Pazoo.   This issuance was pursuant to an Investment Agreement dated March 13, 2014  (See Exhibit 99.1) in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

Our total assets were $352,574 as of June 30, 2014, which mainly consisted of a deposit for an equity interest in MA Associates, and $88,562 accounts receivable, the majority of which was advertising revenue.

We had negative working capital of $690,255 as of June 30, 2014.

Our total liabilities were $1,042,829 which was mainly comprised of derivative liability of $813,430 for our convertible notes and accounts payable/accrued liabilities of $76,127.

Our total stockholder’s deficit as of June 30, 2014 was $690,255 and we had an accumulated deficit of $3,700,764 through the same period.

We used $152,349 in net cash for operating activities for the three months ended June 30, 2014, which included a net loss of $1,183,102 and loss on derivative liability of $813,430

We used $198,000 net cash for investing activities in the three month period ended June 30, 2014.

As of June 30, 2014, we had no formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Subsequent Events.

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through August 18, 2014.

In July 2014, Iconic Holdings LLC provided additional funding to the Company in the amount of $50,000 in accordance with the February 2014 agreement.

In July 2014, the Company entered into a Convertible Note (the “Note”) with WHC Capital LLC (“WHC”) in the amount of $240,000. Prior to 10/31/14 the Company may redeem the note for $240,000.  Thereafter, WHC may convert the Note into common stock of the Company at a state 50% discount off the lowest intra-day trading price of common price in the 25 days preceding the conversion date.

In August 2014, the Company entered into a 8% Convertible Note (the “Note”) with Auctus Private Equity Fund LLC (“Auctus”) in the amount of $56,250.  Prior to 5/16/15 the Company may redeem the Note for $56,250.  Thereafter, Auctus may convert the Note into common stock of the Company at a stated 50% discount multiplied by the 2 lowest trading prices of the 25 previous trading days.

In August 2014, the Company issued a total of 100,000 shares of Series C Preferred Stock as a finder’s fee under the MA & Associates, LLC agreement.

In August 2014, the Company issued a total of 10,000 shares of Series A Preferred Stock to Jordan Stroum. Per his agreement, among other things, to act as the Company’s representative on the MA & Associates, LLC Board of Directors.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4     Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Benjamin Hoehn in his role as Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of June 30, 2014.

We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1     Legal Proceedings

No updates for the period ending June 30, 2014

Item 1A   Risk Factors

As a “smaller reporting company” as defined by Item 10(f) of Regulation S-K, we are not required to provide information required by this item.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3     Defaults Upon Senior Securities

None.

Item 4     (Reserved)

Item 5     Other Information

None.

Item 6     Exhibits

Exhibit Number	Description

31.1	Certification of David Cunic, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Benjamin Hoehn, Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Benjamin Hoehn, Acting Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	ICPI Investment Agreement No. 4
99.2	3-17-14 Board Resolution

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 18, 2014	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

August 18, 2014	PAZOO, INC.

/s/ Benjamin Hoehn
Benjamin Hoehn
Acting Chief Financial Officer