Form 10-Q/A
period 2014-06-30
Pazoo, Inc.
filed 2014-09-29
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q /A
Amendment #1
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
Yes ☐   No ☒

114,454,000 shares of common stock, par value $0.001 per share, outstanding as of September 25 , 2014.

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1     Financial Statements

PAZOO, INC.
BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$61,416	$35,848
Accounts receivable	52,701	33,461
Inventories	2,806	4,129
Deposit	198,000	-
Prepaid expenses	1,790	1,911

Total current assets	316,713	75,349

Total assets	$316,713	$75,349

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued liabilities	$76,127	$64,846
Loans payable	3,000	3,000
Convertible debt, net of discount of $276,554	150,272	1,849
Derivative liability	813,430	172,049

Total current liabilities	1,042,829	241,744

Total liabilities	$1,042,829	$241,744

Stockholders' deficit
Common stock, $0.001 par value; 980,000,000 shares authorized, 114,454,000 and 101,409,500 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	114,454	101,410
Convertible preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 1,256,394 shares issued and 923,394 shares outstanding at June 30, 2014 and December 31, 2013, respectively.	1,256	923
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,187,500 and 1,187,500 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,187	1,187
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	2,893,612	2,250,451
Accumulated deficit	(3,736,625)	(2,520,366)

Total stockholders' deficit	(726,116)	(166,395)

Total liabilities and stockholders' equity (deficit)	$316,713	$75,349

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Service revenue	$-	$-	$-	$-
Advertising sales	34,058	5,465	51,167	5,464
Merchandise sales	35	4,266	252	8,637
Total revenues	34,093	9,731	51,419	14,101

Cost of goods sold
Merchandise sales	244	3,076	569	7,679
Total cost of goods sold	244	3,076	569	7,679

Gross profit	33,849	6,655	50,850	6,422

Operating expenses:
Selling, general and administrative expenses	320,808	56,608	605,039	159,710
Professional fees	136,701	18,832	172,134	59,582
Website setup	34,702	16,845	57,110	27,090
Total operating expenses	492,211	92,285	834,283	246,382

Loss from operations	(458,362)	(85,630)	(783,433)	(239,960)

Other expenses:
Gain/loss on derivative liability	(38,887)	-	(337,300)	-
Interest expense	(6,000)	(10)	(12,000)	(25)
Amortization of debt discount	(65,722)	-	(83,526)	-

Net loss	$(568,971)	$(85,640)	$(1,216,259)	$(239,985)

Series A preferred stock dividend	(5,133)	(17,975)	(10,209)	(36,418)

Net loss attributable to common stockholders	$(574,104)	$(103,615)	$(1,226,468)	$(276,403)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	111,809,486	80,686,011	108,865,363	76,241,517

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,216,259)	$(239,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	346,268	50,820
Loss on derivative liability	337,300	-
Convertible debt issued for rent expense	16,601	-
Amortization of debt discount	83,526	-
Changes in operating assets and liabilities:
Accounts receivable	(19,240)	3,812
Inventory	1,323	2,110
Prepaid expenses and other current assets	121	(5,399)
Accounts payable and accrued liabilities	18,933	28,454
Net cash used in operating activities	(431,427)	(160,188)

Cash flows from investing activities:
Issuance of preferred stock for cash	-	7,500
Borrowings on debt	-	33,500
Deposit made on acquisition of investment	(198,000)	-
Net cash used in investing activities	(198,000)	41,000

Cash flows from financing activities:
Borrowings on convertible note	344,725	-
Proceeds from exercise of Series A preferred warrants	40,000	-
Proceeds from sale of Series A preferred stock	270,270	-
Net cash provided by financing activities	654,995	-

Net increase in cash and cash equivalents	25,568	(119,188)

Cash and cash equivalents beginning of period	35,848	130,556

Cash and cash equivalents end of period	$61,416	$11,368

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Common stock issued for the conversion of Series A preferred stock	1,700	12,250
Preferred stock and preferred stock warrants issued for debt	-	54,423
Cancellation of common stock	-	2,000
Debt discount	319,581	-
Payments of AP by third party	2,075	-
Original issue discount on convertible note	15,500	-

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

The following table presents the Series A preferred stock warrant activity during the six months ended June 30, 2014:
	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2013	823,226	$2.20
Granted	270,000	2.00
Forfeited/Canceled	-	-
Exercised	80,000	-
Outstanding – June 30, 2014	1,013,226	2.15
Exercisable – June 30, 2014	1,013,226	$2.15

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

Results of Operations
Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

Net Sales.  We had net sales of $34,093 and $9,731 in the three months ended June 30, 2014 and June 30, 2013, respectively.  The revenue increase was attributed to the addition of advertising sales in late 2013 and early 2014.

Cost of Goods Sold. We had cost of goods sold of $244 and $3,076 in the three months ended June 30, 2014 and June 30, 2013, respectively.  The decrease was directly attributable to advertising sales having a lower cost of sales than merchandise sales.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased 433% to $492,211 for the three month period ended June 30, 2014 from $92,285 for the three month period ended June 30, 2013.  The components of operating expenses are detailed below.

Selling, General and Administrative increased 466% to $320,808 from $56,608, in 2014 versus 2013 which was mainly comprised of professional fees, stock compensation, and marketing & advertising. We incurred stock compensation expenses of $235,547 in the three month period ended June 30, 2014 compared to $14,270 for the three month period ended June 30, 2013.  The increase was a result of shares issued to consultants and experts in the period ending June 30, 2014 versus only experts in the period ending June 30, 2013.

Professional fees increased 626% to $136,701 from $18,832 in 2014 versus 2013.  The increase in professional fees can be attributed to the increase in investor relations, executive compensation, and consulting fees related to convertible notes and funding opportunities.

Net Loss.  Our net loss increased to $568,971for the three months ended June 30, 2014 from $85,640 for the same period in 2013, which was an increase of 564%.  The increase is primarily attributable to an increase in selling, general and administrative as well as a loss on derivative liability on convertible notes which did not exist in the prior year.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

Net Sales.  We had net sales of $51,419 and $14,101 in the six months ended June 30, 2014 and June 30, 2013, respectively.  The revenue increase was attributed to the addition of advertising sales in late 2013 and early 2014.

Cost of Goods Sold. We had cost of goods sold of $569 and $7,679 in the six months ended June 30, 2014 and June 30, 2013, respectively.  The decrease was directly attributable to advertising sales having a lower cost of sales than merchandise sales.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased 239% to $834,283 for the six month period ended June 30, 2014 from $246,382 for the six month period ended June 30, 2013.  The components of operating expenses are detailed below.

Selling, General and Administrative increased 279% to $605,039 from $159,710, in 2014 versus 2013 which was mainly comprised of stock compensation, professional fees, and marketing & advertising.  We incurred stock compensation expenses of $346,268 in the six month period ended June 30, 2014 compared to $50,820 for the six month period ended June 30, 2013.  The increase was a result of shares issued to consultants and experts in the period ending June 30, 2014 versus only experts in the period ending June 30, 2013.

Professional fees increased 189% to $172,134 from $59,582 in 2014 versus 2013. .  The increase in professional fees can be attributed to the increase in investor relations, executive compensation, and consulting fees related to convertible notes and funding opportunities.

Net Loss.  Our net loss increased to $1,216,259for the six months ended June 30, 2014 from $239,985 for the same period in 2013, which was an increase of 406%. The increase is primarily attributable to an increase in selling, general and administrative as well as a loss on derivative liability on convertible notes which did not exist in the prior year.

Liquidity and Capital Resources.  In the six month period ended June 30, 2014, we issued 100,000 shares of Series A Preferred Stock and 100,000 Series A preferred stock warrant to ICPI at a price of $1.00 per share, the proceeds of which are to be used for the furtherance of the business and the financial improvement of Pazoo.   This issuance was pursuant to an Investment Agreement dated March 13, 2014  ( See  Exhibit 99.1) in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

Our total assets were $316,713 as of June 30, 2014, which mainly consisted of a deposit for an equity interest in MA Associates, and $52,701 accounts receivable, the majority of which was advertising revenue.

We had negative working capital of $726,116 as of June 30, 2014.

Our total liabilities were $1,042,829 which was mainly comprised of derivative liability of $813,430 for our convertible notes and accounts payable/accrued liabilities of $76,127.

Our total stockholder’s deficit as of June 30, 2014 was $726,116and we had an accumulated deficit of $3,736,625 through the same period.

We used $431,427 in net cash for operating activities for the three months ended June 30, 2014, which included a net loss of $1,216,259 and loss on derivative liability of $337,300.

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

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3     Defaults Upon Senior Securities

None.

Item 4     (Reserved)

Item 5     Other Information

None.

Item 6     Exhibits

Exhibit Number	Description

31.1	Certification of David Cunic, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Benjamin Hoehn, Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Benjamin Hoehn, Acting Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	ICPI Investment Agreement No. 4 *
99.2	3-17-14 Board Resolution *
*Previously filed.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 25 , 2014	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

September 25 , 2014	PAZOO, INC.

/s/ Benjamin Hoehn
Benjamin Hoehn
Acting Chief Financial Officer