Form 10-Q
period 2014-09-30
Pazoo, Inc.
filed 2014-11-19
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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
Yes ☐   No ☒

133,478,090 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2014.

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1     Financial Statements

PAZOO, INC.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$95,402	$35,848
Accounts receivable	59,964	33,461
Inventories	2,668	4,129
Interest in MA Associate	279,180	0
Prepaid expenses	1,465	1,911

Total current assets	438,679	75,349

Total assets	$438,679	$75,349

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued liabilities	$68,932	$64,846
Loans payable	3,000	3,000
Convertible debt, net of discount of $418,851	739,184	1,849
Derivative liability	1,160,376	172,049

Total current liabilities	1,971,492	241,744

Total liabilities	$1,971,492	$241,744

Stockholders' deficit
Common stock, $0.001 par value; 980,000,000 shares authorized, 132,669,757 and 101,409,500 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	132,670	101,410
Convertible preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 666,394 shares issued and 923,394 shares outstanding at September 30, 2014 and December 31, 2013, respectively.	666	923
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,187,500 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,187	1,187
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	3,245,376	2,250,451
Accumulated deficit	(4,912,712)	(2,520,366)

Total stockholders' deficit	(1,532,813)	(166,395)

Total liabilities and stockholders' equity (deficit)	$438,679	$75,349

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Service revenue	$-	$-	$-	$-
Advertising sales	20,892	16,052	72,059	21,517
Merchandise sales	(18)	867	234	9,503
Total revenues	20,874	16,919	72,293	31,020

Cost of goods sold
Merchandise sales	-	690	569	8,369
Total cost of goods sold	-	690	569	8,369

Gross profit	20,874	16,229	71,724	22,651

Operating expenses:
Selling, general and administrative expenses	399,354	110,152	1,004,393	269,024
Professional fees	361,654	24,478	533,788	83,937
Equipment	-	-	-	961
Website setup	53,517	19,171	110,627	46,261
Total operating expenses	814,525	153,801	1,648,808	400,183

Loss from operations	(793,651)	(137,572)	(1,577,084)	(377,532)

Other expenses:
Gain/loss on derivative liability	(247,675)	-	(584,975)	-
Interest expense	-	-	(12,000)	(25)
Amortization of debt discount	(134,761)	-	(218,287)	-

Net loss	$(1,176,087)	$(137,572)	$(2,392,346)	$(377,557)

Series A preferred stock dividend	(3,650)	(27,134)	(10,830)	(68,755)

Net loss attributable to common stockholders	$(1,179,737)	$(164,706)	$(2,403,176)	$(446,312)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	121,579,943	88,491,647	111,979,303	81,549,436

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,392,346)	$(377,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	649,621	72,885
Preferred stock issued for services	34,800	-
Loss on derivative liability	584,975	-
Convertible debt issued for rent expense	16,601	-
Amortization of debt discount	218,287	-
Changes in operating assets and liabilities:
Accounts receivable	(26,503)	3,326
Inventory	1,461	2,612
Prepaid expenses and other current assets	446	771
Accounts payable and accrued liabilities	21,386	56,467
Net cash used in operating activities	(891,272)	(241,496)

Cash flows from investing activities:
Issuance of preferred stock for cash	-	82,500
Borrowings on debt	-	33,500
Deposit made on acquisition of investment	(279,180)	-
Net cash used in investing activities	(279,180)	116,000

Cash flows from financing activities:
Borrowings on convertible note	888,500	-
Proceeds from sale of common stock	31,506
Proceeds from exercise of Series A preferred warrants	40,000	-
Proceeds from sale of Series A preferred stock	270,000	-
Net cash provided by financing activities	1,230,006	-

Net increase in cash and cash equivalents	59,554	(125,496)

Cash and cash equivalents beginning of period	35,848	130,556

Cash and cash equivalents end of period	$95,402	$5,060

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Common stock issued for the conversion of Series A preferred stock	7,700	20,250
Preferred stock and preferred stock warrants issued for debt	-	54,423
Cancellation of preferred stock	-	118
Cancellation of common stock	-	2,000
Debt discount	418,851	-
Payments of AP by third party	16,876	-
Original issue discount on convertible note	15,500	-

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

Note 2—GOING CONCERN

From inception of November 16, 2010 through September 30, 2014, the Company has incurred net losses of $4,912,712.  This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.

Note 3—STOCKHOLDERS’ EQUITY

Common Stock

In September 2014, the Company issued 3,776,389 common shares as per the Equity Purchase Agreement and Securities Purchase Agreement with Premier Venture Partners, LLC valued at $75,527. Premier Ventures also purchased 2,352,845 shares for $31,506 pursuant to put option exercised by the Company.

During the nine months ended September 30, 2014, the Company issued 21,207,412 shares to experts and consultants per agreements for services rendered, valued at $649,622.

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

In March and May 2014, the Company issued 145,000 shares of Series A Preferred Stock to ICPI in exchange for $145,000. The Company also simultaneously issued 145,000 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock acquired at an exercise price of $2.00.

In March 2014, ICPI converted 17,000 Series A Preferred shares into 1,700,000 common shares. In August 2014, ICPI converted 600,000 preferred shares into 6,000,000 common shares.

In January and February 2014, ICPI exercised 80,000 Series A Preferred shares warrants at $0.50 for $40,000.

In August 2014, the Company issued Jordan Stroum 10,000 Series A Preferred Stock in exchange for services rendered per the agreement signed July 25, 2014. The shares were valued at $34,800.

Warrants
The following table presents the Series A preferred stock warrant activity during the nine months ended September 30, 2014:
	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2013	823,226	$2.20
Granted	270,000	2.00
Forfeited/Canceled	-	-
Exercised	80,000	-
Outstanding – September 30, 2014	1,013,226	2.28
Exercisable – September 30, 2014	1,013,226	$2.28

The weighted average remaining life of the outstanding Series A preferred stock warrants as of September 30, 2014 and December 31, 2013 was 3.49 and 3.92 years, respectively.

The following table presents the common stock warrant activity during the nine months ended September 30, 2014:
	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2013	5,000,000	$0.05
Granted	1,130,470	0.05
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – September 30, 2014	6,130,470	0.05
Exercisable – September 30, 2014	6,130,470	$0.05

The weighted average remaining life of the outstanding common stock warrants as of September 30, 2014 and December 31, 2013 was 0.73 and 1.26 years, respectively.

Note 4—LOANS PAYABLE

In February 2014, the Company entered into a convertible promissory note totaling $16,601 with ICPI for office lease expenses through February 2015.  ICPI may convert all or any part of the outstanding and unpaid principal into shares of Series A Preferred Stock at a price of $0.50 per share.

Note 5—EQUITY INTEREST

In April 2014, the Company entered into an agreement to buy a 40% equity interest in MA and Associates, LLC for $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock.   The Company made a $50,000 down payment which was recorded as a deposit in March 2014 and subsequently made a $50,000 investment in April 2014.  As of September 30, 2014, a total of $279,180 has been paid to MA and Associates LLC in accordance with the agreement.

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

In April 2014, the Company entered into a $10,000 Convertible Promissory Note (the “Note”) with Premier Venture Partners, LLC.  Under the terms of the Note the Company’s will receive $10,000 for the preparation and filing of the Form S-1 Registration Statement required for the Equity Purchase Agreement (Attached as Exhibit 99.02 to the Company's Form 8-K filed April 9, 2014). Premier Venture Partners, LLC shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $.03 per share or 50% of the lowest trade reported in the 10 days prior to date of conversion.  A second Convertible Promissory Note, in the amount of $12,500, will be issued after the Form S-1 Registration Statement is filed in order to cover any additional expense of making the Form S-1 Registration Statement effective.  All of the $22,500 was paid directly to legal for the expense of preparing and making the S-1 Registrations Statement effective.

In February 2014, the Company entered into a 10% convertible note with Tangiers in the amount of $55,000. Of this amount, $5,550 was an original issue discount on the note. The note is convertible at a variable price of the lower of $0.01 or 50% of the lowest trading price during the 25 day period prior to the date of conversion. The note is convertible 180 days from the date of the note. The note matures on February 27, 2015.

In April 2014, the Company entered into a 12% Convertible Note with JSJ Investments, Inc. (“JSJ”) in the amount of $100,000.  Prior to October 28, 2014, the Company may redeem the Note for $150,000.  Thereafter, JSJ may convert the Note into common stock of the Company at a stated discount of 50% based on the average of the lowest three trades in the previous ten days, or $0.06 per share. The note matures on October 28, 2014.

In May 2014, the Company entered into a 10% Convertible Note with Typenex Co Investment LLC (“Typenex”) in the amount of $139,500. Typenex may convert the Note into common stock of the Company at a conversion price of $0.07 per share. The note matures on March 28, 2015. In conjunction with the note, a total of 1,130,470 warrants were issued. The relative fair value of the warrants at September 30, 2014 was $70,867.

In May 2014, the Company entered into an 8% Convertible Note with LG Capital Funding LLC (“LG”) in the amount of $58,500.  LG may convert the Note into common stock of the Company at a stated discount of 50% based average of the lowest trading bid price for the 15 prior trading days. The note is convertible 180 days from the date of the note.

In July 2014, the Company entered into a $200,000 Convertible Note with WHC Capital LLC. WHC may convert the note into common stock of the Company at a 50% discount to the lowest trading price of 25 trading days prior to the conversion date. The note is convertible 180 days from the date of the note.

In July 2014, Tangiers provided additional funding to the Company in the amount of $50,000 in accordance with the February 2014 agreement.

In August 2014, the Company entered into a 12% $100,000 Convertible Note with JSJ Investments. JSJ may convert the Note into common stock of the Company at a 50% discount to the average 3 lowest trading days of 20 trading days prior to conversion OR 20 trading days prior to the date the note was executed.

In August 2014, the Company entered into a $56,250 Convertible Note with Auctus Private Equity Fund LLC. Auctus may convert the note into common stock at a 50% discount to the average 2 lowest trading days of 25 trading days prior to the conversion. The note is convertible 180 days from the date of the note. As of September 30, 2014, $50,000 was received.

In September 2014, the Company entered into an amendment to the Tangiers convertible note in the amount of $220,000 from February 2014.  Iconic may convert the Note into common stock of the Company at the lower of $0.023 or a 50% discount to the trading price of the prior 25 trading days. The note is convertible 180 days from the date of the note.

In September 2014, the Company entered into a $55,250 Convertible Note with Auctus Private Equity Fund LLC. Auctus may convert the note into common stock at a 50% discount to the average 2 lowest trading days of 25 trading days prior to the conversion. The note is convertible 180 days from the date of the note. As of September 30, 2014, $50,000 was received.

The following table summarizes the changes in the derivative liabilities during the period ending September 30, 2014:

Balance as of December 31, 2013	$172,049

Debt discount	418,851
Original issuance discount	(15,500)
Change in fair value	584,975

Ending balance as of September 30, 2014	$1,160,375

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives.

There were 5,000,000 common stock warrants outstanding on the date the convertible note agreement was entered into which became tainted. These warrants were valued using the Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of -0-%, volatility of 277%, risk free rate of 0.11% and an expected term equal to the remaining exercise term of the warrants. The fair value of the warrants at September 30, 2014 was $102,758.

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

During the period ending September 30, 2014, the Company entered into five convertible note agreements. The conversion option and the outstanding common stock warrants on that date which were tainted but the convertible notes were classified as derivative liabilities at their fair value on the date of issuance.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value at the period ending September 30, 2014.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability - September 30, 2014	-	-	1,160,376	1,160,376
Derivative liability - 2013	-	-	172,049	172,049

Note 8—SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through November 14, 2014.

In October 2014, the Company entered into a 8% Convertible Note with Union Capital LLC in the amount of $50,000. Union may convert the note into common shares of the Company at a discount of 50% to the lowest trading price of the 20 trading days prior to the conversion date.

In October 2014, the Company entered into a $250,000 Convertible Note with Vista Capital Investments LLC. Vista may convert the note into common shares of the Company at $0.05 or a 60% discount to the lowest trading price of the 25 days prior to the conversion date.

In October 2014, JMJ Investments provided additional funding to the Company in the amount of $40,000 in accordance with the December 2013 agreement.

In October 2014, the Company entered into a 8% Convertible Note with LG Capital Funding LLC in the amount of $47,250. LG may convert the note into common shares of the Company at a 50% discount to the lowest trading price of the 15 days prior to the conversion date.

In October 2014, the Company entered into a 10% Convertible Note with Sarna Family Limited Partnership in the amount of $100,000. Sarna may convert the note into common shares of the Company at $0.01.

In October 2014, the Company entered into a 10% Convertible Note with private investor Mark Sarna in the amount of $100,000. Mr. Sarna may convert the note into common shares of the Company at $0.01.

In October 2014, the Company paid off the WHC Capital LLC Convertible Note in the amount of $240,000.

In October 2014, the Company agreed to buy a 55% equity interest in Harris Lee, LLC for 300,000 of the Company’s Preferred C Shares.

During October and November 2014, the Company issued 808,333 common shares to experts pursuant to agreements.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months and nine months ended September 30, 2014 and September 30, 2013.

Overview
Pazoo (“Pazoo”) was incorporated in Nevada on November 16, 2010 under the name “IUCSS, Inc.” A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011.  We are a health and wellness company. Presently, our primary business is Pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows Pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments. At present our only revenue source is  www.pazoo.com which generates product  sales and online advertising revenue. As of September 30, 2014, we had total assets of $438,607and plan to make additional investments in online content.

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

●
Pharmaceutical Testing Facilities.   We entered this arena through our recent acquisition of a 40%  equity stake in MA & Associates, LLC. MA & Associates was launched in September of 2013 to provide quality control services to the medical cannabis industry. MA & Associates’ primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations.

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

Results of Operations
Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

Net Sales.  We had net sales of $20,874 and $16,919 in the three months ended September 30, 2014 and September 30, 2013, respectively.  The revenue increase was attributed to the addition of advertising sales.

Cost of Goods Sold. We had cost of goods sold of $0 and $690 in the three months ended September 30, 2014 and September 30, 2013, respectively.  The decrease was directly attributable to advertising sales having a lower cost of sales than merchandise sales as well as the Company moving away from its old product sales and searching for new products to market and sell.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased 430% to $814,525 for the three month period ended September 30, 2014 from $153,801 for the three month period ended September 30, 2013.  The components of operating expenses are detailed below.

Selling, General and Administrative increased 263% to $399,354 from $110,152, in 2014 versus 2013 which was mainly comprised of professional fees, stock compensation, and marketing & advertising. We incurred stock compensation expenses of $330,352 in the three month period ended September 30, 2014 compared to $24,026 for the three month period ended September 30, 2013.  The increase was a result of shares issued to consultants and experts in the period ending September 30, 2014 versus only experts in the period September 30, 2013.

Professional fees increased 1,377% to $361,654 from $24,478 in 2014 versus 2013.  The increase in professional fees can be attributed to the increase in investor relations, executive compensation, and consulting fees related to convertible notes and funding opportunities.

Net Loss.  Our net loss increased to $1,176,087 for the three months ended September 30, 2014 from $137,572 for the same period in 2013, which was an increase of 755%.  The increase is primarily attributable to an increase in selling, general and administrative as well as a loss on derivative liability on convertible notes which did not exist in the prior year.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Net Sales.  We had net sales of $72,293 and $31,020 in the nine months ended September 30, 2014 and September 30, 2013, respectively.  The revenue increase was attributed to the addition of advertising sales.

Cost of Goods Sold. We had cost of goods sold of $569 and $8,369 in the nine months ended September 30, 2014 and September 30, 2013, respectively.  The decrease was directly attributable to advertising sales having a lower cost of sales than merchandise sales.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased 312% to $1,648,808 for the nine month period ended September 30, 2014 from $400,183 for the nine month period ended September 30, 2013.  The components of operating expenses are detailed below.

Selling, General and Administrative increased 273% to $1,004,393 from $269,024, in 2014 versus 2013 which was mainly comprised of stock compensation, professional fees, and marketing & advertising.  We incurred stock compensation expenses of $676,620 in the nine month period ended September 30, 2014 compared to $77,346 for the nine month period ended September 30, 2013.  The increase was a result of shares issued to consultants, convertible note issuers, and experts in the period ending September 30, 2014 versus only experts in the period ending September 30, 2013.

Professional fees increased 536% to $533,788 from $83,934 in 2014 versus 2013.  The increase in professional fees can be attributed to the increase in investor relations, executive compensation, and consulting fees related to convertible notes and funding opportunities.

Net Loss.  Our net loss increased to $2,392,346 for the nine months ended September 30, 2014 from $377,557 for the same period in 2013, which was an increase of 534%. The increase is primarily attributable to an increase in selling, general and administrative as well as a loss on derivative liability on convertible notes which did not exist in the prior year.

Liquidity and Capital Resources.  In the nine month period ended September 30, 2014, we issued 100,000 shares of Series A Preferred Stock and 100,000 Series A preferred stock warrant to ICPI at a price of $1.00 per share, the proceeds of which are to be used for the furtherance of the business and the financial improvement of Pazoo.   This issuance was pursuant to an Investment Agreement dated March 13, 2014  ( See  Exhibit 99.1) in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

Our total assets were $438,679 as of September 30, 2014, which mainly consisted of a deposit for an equity interest in MA Associates, and $59,964 accounts receivable, the majority of which was advertising revenue.

We had negative working capital of $1,532,812 as of September 30, 2014.

Our total liabilities were $1,971,492 which was mainly comprised of derivative liability of $1,160,376 for our convertible notes and accounts payable/accrued liabilities of $68,932.

Our total stockholder’s deficit as of September 30, 2014 was $1,532,813 and we had an accumulated deficit of $4,912,712 through the same period.

We used $891,272 in net cash for operating activities for the nine months ended September 30, 2014, which included a net loss of $2,392,346 and loss on derivative liability of $584,975.

We used $279,180 net cash for investing activities in the nine month period ended September 30, 2014.

As of September 30, 2014, we had no formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Subsequent Events.

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through November 14, 2014.

In October 2014, the Company entered into a 8% Convertible Note with Union Capital LLC in the amount of $50,000. Union may convert the note into common shares of the Company at a discount of 50% to the lowest trading price of the 20 trading days prior to the conversion date.

In October 2014, the Company entered into a $250,000 Convertible Note with Vista Capital Investments LLC. Vista may convert the note into common shares of the Company at $0.05 or a 60% discount to the lowest trading price of the 25 days prior to the conversion date.

In October 2014, JMJ Investments provided additional funding to the Company in the amount of $40,000 in accordance with the December 2013 agreement.

In October 2014, the Company entered into a 8% Convertible Note with LG Capital Funding LLC in the amount of $47,250. LG may convert the note into common shares of the Company at a 50% discount to the lowest trading price of the 15 days prior to the conversion date.

In October 2014, the Company entered into a 10% Convertible Note with Sarna Family Limited Partnership in the amount of $100,000. Sarna may convert the note into common shares of the Company at $0.01.

In October 2014, the Company entered into a 10% Convertible Note with private investor Mark Sarna in the amount of $100,000. Mr. Sarna may convert the note into common shares of the Company at $0.01.

In October 2014, the Company paid off the WHC Capital, LLC Convertible Note in the amount of $240,000.

In October 2014, the Company agreed to buy a 55% equity interest in Harris Lee, LLC for 300,000 of the Company’s Preferred C Shares.

In November 2014, MA and Associates received its testing license from the State of Nevada and was the highest rated application overall.  The Company owns a 40% interest in MA and Associates.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4     Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Benjamin Hoehn in his role as Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of September 30, 2014.

We have not made any changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1     Legal Proceedings

No updates for the period ending Setpember 30, 2014

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

November 14, 2014	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

November 14, 2014	PAZOO, INC.

/s/ Benjamin Hoehn
Benjamin Hoehn
Acting Chief Financial Officer