Form 10-Q/A
period 2014-09-30
Pazoo, Inc.
filed 2014-12-02
CIK 1533427

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

Pazoo, Inc.
Form 10-Q

Explanatory Note for Amendment 1:
This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on November 19, 2014.  Other than typographical error corrections to pages 12 and 15, no other changes, revisions, or updates were made to the original amended filing.

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

Overview
Pazoo (“Pazoo”) was incorporated in Nevada on November 16, 2010 under the name “IUCSS, Inc.” A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011.  We are a health and wellness company. Presently, our primary business is Pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows Pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments. At present our only revenue source is  www.pazoo.com which generates product  sales and online advertising revenue. As of September 30, 2014, we had total assets of $438,679 and plan to make additional investments in online content.

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

Professional fees increased 536% to $533,788 from $83,937 in 2014 versus 2013.  The increase in professional fees can be attributed to the increase in investor relations, executive compensation, and consulting fees related to convertible notes and funding opportunities.

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

November 26 , 2014	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

November 26 , 2014	PAZOO, INC.

/s/ Benjamin Hoehn
Benjamin Hoehn
Acting Chief Financial Officer