Form 10-Q/A
period 2014-09-30
Pazoo, Inc.
filed 2015-02-10
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q/A
Amendment # 2
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
Yes ☐   No ☒

155,038,410 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2014.

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1     Financial Statements

PAZOO, INC.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$95,402	$35,848
Accounts receivable	59,964	33,461
Inventories	2,668	4,129
Interest in MA Associate	279,180	-
Prepaid expenses	1,465	1,911

Total current assets	438,679	75,349

Total assets	$438,679	$75,349

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued liabilities	$68,932	$64,846
Loans payable	3,000	3,000
Convertible debt, net of discount of $319,973	554,782	1,849
Derivative liability	1,302,003	172,049

Total current liabilities	1,928,717	241,744

Total liabilities	$1,928,717	$241,744

Stockholders' deficit
Common stock, $0.001 par value; 980,000,000 shares authorized, 153,316,670 and 101,409,500 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	153,316	101,410
Convertible preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 1,133,894 shares issued and 923,394 shares outstanding at September 30, 2014 and December 31, 2013, respectively.	1,134	923
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,187,500 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,187	1,187
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	3,346,983	2,250,451
Accumulated deficit	(4,992,658)	(2,520,366)

Total stockholders' deficit	(1,490,038)	(166,395)

Total liabilities and stockholders' equity (deficit)	$438,679	$75,349

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Service revenue	$-	$-	$-	$-
Advertising sales	20,892	16,052	72,059	21,517
Merchandise sales	(18)	867	234	9,503
Total revenues	20,874	16,919	72,293	31,020

Cost of goods sold
Merchandise sales	-	690	569	8,369
Total cost of goods sold	-	690	569	8,369

Gross profit	20,874	16,229	71,724	22,651

Operating expenses:
Selling, general and administrative expenses	414,708	110,152	1,019,747	269,024
Professional fees	361,654	24,478	533,788	83,937
Equipment	-	-	-	961
Website setup	53,517	19,171	110,627	46,261
Total operating expenses	829,879	153,801	1,664,162	400,183

Loss from operations	(809,005)	(137,572)	(1,592,438)	(377,532)

Other expenses:
Gain/loss on derivative liability	(220,447)	-	(557,747)	-
Interest expense	-	-	(12,000)	(25)
Amortization of debt discount	(226,581)	-	(310,107)	-

Net loss	$(1,256,033)	$(137,572)	$(2,472,292)	$(377,557)

Series A preferred stock dividend	-	(27,134)	(10,209)	(68,755)

Net loss attributable to common stockholders	$(1,256,033)	$(164,706)	$(2,482,501)	$(446,312)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	121,579,943	88,491,647	111,979,303	81,549,436

The accompanying notes are an integral part of these unaudited financial statements.

PAZOO, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,472,292)	$(377,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	649,622	72,885
Preferred stock issued for services	34,800	-
Loss on derivative liability	557,747	-
Convertible debt issued for rent expense	16,601	-
Amortization of debt discount	310,107	-
Changes in operating assets and liabilities:
Accounts receivable	(26,503)	3,326
Inventory	1,461	2,612
Prepaid expenses and other current assets	446	771
Accounts payable and accrued liabilities	36,739	56,467
Net cash used in operating activities	(891,272)	(241,496)

Cash flows from investing activities:
Issuance of preferred stock for cash	-	82,500
Borrowings on debt	-	33,500
Deposit made on acquisition of investment	(279,180)	-
Net cash used in investing activities	(279,180)	116,000

Cash flows from financing activities:
Borrowings on convertible note	888,500	-
Proceeds from sale of common stock	31,506
Proceeds from exercise of Series A preferred warrants	40,000	-
Proceeds from sale of Series A preferred stock	270,000	-
Net cash provided by financing activities	1,230,006	-

Net increase in cash and cash equivalents	59,554	(125,496)

Cash and cash equivalents beginning of period	35,848	130,556

Cash and cash equivalents end of period	$95,402	$5,060

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Common stock issued for the conversion of Series A preferred stock	14,950	20,250
Preferred stock and preferred stock warrants issued for debt	-	54,423
Cancellation of preferred stock	-	118
Cancellation of common stock	-	2,000
Debt discount	581,929	-
Payments of AP by third party	16,876	-
Original issue discount on convertible note	25,500	-
Common stock issued for conversion of debt	122,722	-

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

Note 2—GOING CONCERN

From inception of November 16, 2010 through September 30, 2014, the Company has incurred net losses of $4,992,658 .  This factor, among others, raises significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.

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

In March 2014, ICPI converted 17,000 Series A Preferred shares into 1,700,000 common shares. In August 2014, ICPI converted 60,000 preferred shares into 6,000,000 common shares. In July 2014, ICPI converted 72,500 preferred shares into 7,250,000 common shares.

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

In February 2014, the Company entered into a 10% convertible note with Tangiers in the amount of $60,500 . Of this amount, $5,500 was an original issue discount on the note. The note is convertible at a variable price of the lower of $0.01 or 50% of the lowest trading price during the 25 day period prior to the date of conversion. The note is convertible 180 days from the date of the note. The note matures on February 27, 2015. In September 2014, the entire balance was converted into 8,066,666 shares of common stock using a conversion price of $0.0075 per share.

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

In June 2014, JMJ Financial converted principal of $10,200 into 500,000 common shares in accordance with the Convertible Promissory Note dated December 4, 2013.

In July 2014, the Company entered into a $200,000 Convertible Note with WHC Capital LLC. WHC may convert the note into common stock of the Company at a 50% discount to the lowest trading price of 25 trading days prior to the conversion date. The note is convertible 180 days from the date of the note.

In July 2014, Tangiers provided additional funding to the Company in the amount of $50,000 in accordance with the February 2014 agreement.  The note had a $5,500 original issue discount and accrues interest at 10%.

In July 2014, JMJ Financial converted principal of $12,390 into 700,000 common shares in accordance with the Convertible Promissory Note dated December 4, 2013.

In August 2014, JMJ Financial converted principal of $11,460 into 1,000,000 common shares in accordance with the Convertible Promissory Note dated December 4, 2013.

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

In September 2014, JMJ Financial converted principal of $13,500 into 1,500,000 common shares in accordance with the Convertible Promissory Note dated December 4, 2013.

In September 2014, JMJ Financial converted principal of $14,672.22 into 1,630,247 common shares in accordance with the Convertible Promissory Note dated December 4, 2013.

In September 2014, the Company entered into an amendment to the Tangiers convertible note in the amount of $220,000 from February 2014.  Iconic may convert the Note into common stock of the Company at the lower of $0.023 or a 50% discount to the trading price of the prior 25 trading days. The note is convertible 180 days from the date of the note.

In September 2014, Tangiers converted principal of $30,250 into 4,033,333 common shares in accordance with the Convertible Promissory Note dated February 27, 2014.

In September 2014, Tangiers converted principal of $30,250 into 4,033,333 common shares in accordance with the Convertible Promissory Note dated February 27, 2014.

In September 2014, the Company entered into a $55,250 Convertible Note with Auctus Private Equity Fund LLC. Auctus may convert the note into common stock at a 50% discount to the average 2 lowest trading days of 25 trading days prior to the conversion. The note is convertible 180 days from the date of the note. As of September 30, 2014, $50,000 was received.

The following table summarizes the changes in the derivative liabilities during the period ending September 30, 2014:

Balance as of December 31, 2013	$172,049

Debt discount	581,929
OID	(25,500)
Change in fair value	557,747
Other	15,778
Ending balance as of September 30, 2014	$1,302,003

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

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability - September 30, 2014	-	-	1,302,003	1,302,003
Derivative liability - 2013	-	-	172,049	172,049

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

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased 440% to $829,879 for the three month period ended September 30, 2014 from $153,801 for the three month period ended September 30, 2013.  The components of operating expenses are detailed below.

Selling, General and Administrative increased 276% to $414,708 from $110,152, in 2014 versus 2013 which was mainly comprised of professional fees, stock compensation, and marketing & advertising. We incurred stock compensation expenses of $337,884 in the three month period ended September 30, 2014 compared to $24,026 for the three month period ended September 30, 2013.  The increase was a result of shares issued to consultants and experts in the period ending September 30, 2014 versus only experts in the period September 30, 2013.

Professional fees increased 1,377% to $361,654 from $24,478 in 2014 versus 2013.  The increase in professional fees can be attributed to the increase in investor relations, executive compensation, and consulting fees related to convertible notes and funding opportunities.

Net Loss.  Our net loss increased to $1,256,033 for the three months ended September 30, 2014 from $137,572 for the same period in 2013, which was an increase of  813% .  The increase is primarily attributable to an increase in selling, general and administrative as well as a loss on derivative liability on convertible notes which did not exist in the prior year.

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

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased 416% to $1,664,162 for the nine month period ended September 30, 2014 from $400,183 for the nine month period ended September 30, 2013.  The components of operating expenses are detailed below.

Selling, General and Administrative increased 279% to $1,019,747 from $269,024, in 2014 versus 2013 which was mainly comprised of stock compensation, professional fees, and marketing & advertising.  We incurred stock compensation expenses of $676,620 in the nine month period ended September 30, 2014 compared to $77,346 for the nine month period ended September 30, 2013.  The increase was a result of shares issued to consultants, convertible note issuers, and experts in the period ending September 30, 2014 versus only experts in the period ending September 30, 2013.

Professional fees increased 536% to $533,788 from $83,937 in 2014 versus 2013.  The increase in professional fees can be attributed to the increase in investor relations, executive compensation, and consulting fees related to convertible notes and funding opportunities.

Net Loss.  Our net loss increased to $2,472,292 for the nine months ended September 30, 2014 from $377,557 for the same period in 2013, which was an increase of  555% . The increase is primarily attributable to an increase in selling, general and administrative as well as a loss on derivative liability on convertible notes which did not exist in the prior year.

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

We had negative working capital of $1,490,038 as of September 30, 2014.

Our total liabilities were $1,928,717 which was mainly comprised of derivative liability of $1,302,003 and convertible notes payable of $554,782  and accounts payable/accrued liabilities of $68,932.

Our total stockholder’s deficit as of September 30, 2014 was $1,490,038 and we had an accumulated deficit of $4,992,658 through the same period.

We used $891,272 in net cash for operating activities for the nine months ended September 30, 2014, which included a net loss of $2,472,292 and loss on derivative liability of $557,747 .

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

February 5, 2015	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

February 5, 2015	PAZOO, INC.

/s/ Benjamin Hoehn
Benjamin Hoehn
Acting Chief Financial Officer