Form 10-K
period 2014-12-31
Pazoo, Inc.
filed 2015-05-14
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

Form 10-K

________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-178037

 PAZOO, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3984713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

760 Rt 10 West, Suite 203 Whippany, NJ	07981
(Address of Principal Executive Offices)	(Zip Code)

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

525,489,998 shares of common stock, par value $0.001 per share, outstanding as of May 13, 2015.

ii

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; the growth of the marijuana testing market; liquidity; free cash flows; revenues; net income; legal costs; operating cash flows; stock price volatility; timing of facilities construction; nature of our licensing agreements; future governmental regulation; obtaining additional capital; significance of future contractual obligations; domestic expansion. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.  Business

Organization

Pazoo (“Pazoo”), was incorporated in Nevada on November 16, 2010 under the name “IUCSS, Inc.” A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011. As of May 13, 2015 there were 525,489,998 shares of common stock outstanding. There were also the following Preferred Stock issued and outstanding on May 13, 2015: Series A - 1,418,995; Series B - 1,637,500; and Series C – 580,000 shares outstanding.  Certain of these Series of Preferred Stock convert into Pazoo Common Stock.  Copies of the filed Certificates of Designations can be obtained from the Nevada Secretary of State or the Company.

Our principal executive offices are located at 760 Route 10, Suite 203, Whippany, New Jersey 07981. Our telephone number is (855) PAZOO-US. Our internet address is www.pazoo.com. Information on our website does not constitute part of this prospectus.

Our Company

We are a health and wellness company. Presently, our primary business is pazoo.com, an online, content driven, advertising supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments. At present our only revenue source is www.pazoo.com which generates product sales and online advertising revenue.

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

We expect to benefit from the size and growth of the e-commerce market and to increase our revenues and operating cash flow by acquiring additional customers through enhanced content. The U.S. overall market for e-commerce retail sales includes 20,000 companies with estimated revenue of $270 billion with global revenue for internet retailing exceeding more than $1 trillion annually. Consumer disposable income coupled with effective marketing are key growth drivers in the development of the output for US electronic shopping.1

Pazoo has also entered into the medical marijuana testing industry in Nevada.  Pazoo acquired a 40% interest in MA & Associates, LLC in April of 2014.  MA is constructing a marijuana testing laboratory in Las Vegas Nevada which will utilize the best in class testing technology and software from California based company Steep Hill Labs. Pazoo expects MA to be operational in May of 2015. The Company purchased 100% of the interest of Harris Lee LLC as of January 2015. Harris Lee was formed to take the MA model, procedures, and testing technology into other states outside of Nevada. We expect these testing laboratories will provide a significant increase in our revenues in 2015 and beyond.

______________
1 Excerpt from Internet & Mail-Order Retail Industry Profile, First Research, Last quarterly update 11/18/13.  Obtained at http://www.firstresearch.com/Industry-Research/Internet-and-Mail-Order-Retail.html

Lines of Business

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
2.           Health and wellness experts that have expertise in these varied disciplines and write about their areas expertise; and
3.           Content that is both for the health and wellness of people as well as their pets (over 50% of American homes have pets).

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

●           Pharmaceutical Testing Facilities.   We entered this arena through our recent acquisition of a 40% minority equity stake in MA & Associates, LLC in order to set up two testing locations.   MA & Associates was launched in September of 2013 to provide quality control services to the medical cannabis industry. MA & Associates’ primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations.

The company will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented.  MA & Associates’ primary customer base includes all of the licensed cannabis cultivators, in the State of Nevada, and their customers are required by law to have their products tested before they can be transferred to the dispensaries.  Furthermore, we have acquired all of the Membership interest in Harris Lee, LLC. Harris Lee was set up to take the MA model and testing operations to additional states above and beyond Nevada. As such, we are in a unique position to provide the mandated health and safety testing upon which this burgeoning industry must hinge.

Growth Strategy

We plan to grow our assets and earnings per share by employing the following business strategies:

●           Continue to invest in www.pazoo.com.   We look to leverage our in-house experts and industry contacts to expand our market presence.  On our website, the Pazoo.com experts blog on health and wellness within their areas of expertise, disseminating information on trends, developments and other pertinent industry facts. Additionally, through its own writers and other outside content sources, Pazoo.com provides videos and articles on health and wellness and provides an additional focus on the latest total health concepts.

The purpose of these various sources of content is to offer a creative solution that comprehensively covers the full spectrum of disciplines within health and wellness. This comprehensive solution has become compelling for our visitors because we have focused on offering vital and entertaining information content that is updated periodically throughout the day.  Combining our strategy to be an online library of comprehensive health and wellness information with multiple sources of well written content has helped to establish pazoo.com as a leading provider of total health and wellness.

●           Focus on E-commerce.   The product offerings on pazoo.com’s e-commerce platform will expand in terms of the number of products offered when our visitor base increases and management will put more marketing dollars into this business line. At that point, additional manufacturing relationships will be cultivated which will be a main factor in increasing the product offerings on pazoo.com.

●           Grow Secondary Revenue Streams. Pazoo is a health and wellness company with a strategy of growing revenues through a number of sources. From our inception, the strategy has been to be an integrated health and wellness company offering quality products and services in many lines of business which include the following:

1.           Advertising revenue through more traditional media outlets, such as television and radio. The internet has given direct response an inexpensive, effective way to test a direct response offer in terms of the product itself, the pricing of that product, the messaging associated with that product and the target audience. Limited, focused, pay per click (PPC) campaigns can be effectively executed for a fraction of broadcast costs. If a test campaign can successfully determine the elements for a profitable PPC, on line campaigns can be rolled out leading to testing for traditional media outlets such as television, radio and print.

The criteria that Pazoo will use to determine if a product justifies an on line test is the following: how innovative and marketable is a product; how well does the product work; is this product attractive to a large audience; is the product priced in a way that the target audience would perceive value; is there a large enough gross margin in terms of dollars to finance the media while generating a strong profit.

Pazoo has found the first product that fits the above criteria. Shortly, we will be testing the product for its effectiveness. This product fits our criteria for audience requirements and financial modeling.

2.           Consulting services featuring our experts. Generally, our Experts regularly advise consumers and/or companies on matters related to each Expert’s specific discipline. At some point in the future, it would be a natural extension of our relationship with the Experts to find them “for pay” consulting engagements. The consulting engagement could be in the form of working with a person one-on-one or advising a small or large group in a forum or presentation.  For Pazoo, this would be a natural extension of our relationship with our Experts (which is already provided for in their contracts with Pazoo). Additionally, with the size of the Pazoo.com audience we have a built in solicitation vehicle for our Experts’ services. Additionally, the Pazoo management is regularly meeting with potential customers for consulting services. The attractive part of this additional revenue stream is that the risk is minimal because there is not meaningful overhead attached to it as a startup opportunity. And, Pazoo only has to pay the Experts when it gets paid.

3.           Pazoo branded events like forums and conventions. As a further extension to our consulting business, Pazoo will put on its own health and wellness forums or conventions. Once the consulting business has enough transactions, visibility and awareness, Pazoo can put on a forum which would be marketed using the Pazoo brand which will have substantial awareness, promoted through the pazoo.com web site and existing partnerships, and feature our own Experts. By rolling out this division in the aforementioned manner, Pazoo will be effectively able to introduce this service without exposing itself to some of the risks that others are exposed to when they enter the public forum business.

●           Opportunistically Pursue Strategic Acquisitions.   We plan to selectively pursue strategic, investments in, or acquisitions of, companies (like MA & Associates and Harris Lee, LLC) and assets that are complementary to our existing lines of business. We believe that our existing management platform can support more assets without significant increases to our infrastructure due to the scalable nature of our operations.

Marketing and Promotion

To achieve our marketing goal and objective of being the leading provider of health and wellness content, services and products, our marketing strategy has focused on the following:

●           Strengthen the Pazoo.com brand name;
●           Increase customer traffic to the Pazoo.com website;
●           Continue to build strong customer loyalty; and
●           Maximize repeat involvement with our visitors and develop incremental revenue opportunities.

We have and will utilize a variety of marketing tools to increase traffic on pazoo.com and awareness about this site.  These marketing tools include the following:

On-Line Marketing

●           Search Engine Optimization (SEO)
●           Pay-per-click marketing

●           Social media (Facebook, Twitter, Instagram, YouTube)
●           Online promotions
●           Online promotional partners – event marketing

Brick and Mortar Marketing and Promotion

●           Take advantage of market relationships from suppliers and retailers
●           Take advantage of combined sales efficiencies from online as well as off-line
●           Build strong relationships with suppliers from both a sales standpoint as well as a promotional standpoint

By marketing and advertising pazoo.com, we are able to drive our targeted audience to pazoo.com while increasing awareness about pazoo.com as the leading on line health and wellness community for people as well as their pets. In fact, to retain awareness we have added a memorable tagline to the pazoo.com’s logo ‘Be Inspired. Live Powerful.’ This challenging tagline is an example of pazoo.com having its own personality that stands out and can be remembered.

We feel that loyal, satisfied visitors to our site have vast potential to generate additional visits as returning visitors as well as word-of-mouth sources for new visitors to come to pazoo.com.  However, to maintain this loyalty we have to maintain high quality content on pazoo.com that’s constantly being updated.

Please note that as pazoo.com’s traffic and revenue increase, Pazoo will cost effectively continue to increase the content to the site as well as the quality of this content. To have successful advertising sales, there needs to be a long term commitment to quality content so that all returning visitors will know that we are source of broad based, high quality health and wellness content. Though content development is a manageable, yet increasing expense, this cost highlights an important market advantage for pazoo.com. A large part of our content development cost does not require cash outlays (the compensation is in stock). This reduces our cash requirements. However, this situation exemplifies the ever increasing barrier to entry for others to create a health and wellness web site. Since pazoo.com launched its web site the cost of content has significantly gone up as well as marketing costs while ad revenues haven’t moved in a comparable manner. So, startup costs today and cash flow requirements have become much more challenging since pazoo.com launched its first version of pazoo.com.

Industry Trends

●           Steady and Rapid Growth in Online Advertising. Over the past decade in particular, the internet has changed the landscape of how we share and obtain information.  More and more businesses are realizing the power of an online presence and are taking their businesses to the internet for marketing, brand recognition, and sales.  The industry trend for 2015 is that online advertising and online marketing will continue to increase and permeate aspects of both business and personal life.  Specifically, content marketing will continue to increase. By consistently creating and disseminating content through an array of online channels, businesses are reaching consumers and retaining consumer bases in a whole new way.  Further, Social Media will continue to be a powerful driving force in online advertising, marketing, and branding. Mobile content will be increasingly necessary and important.  Due to the ever expanding use of smartphones and mobile devices, consumers are spending more time searching and purchasing products and information on their handheld devices than ever before.

The marijuana testing industry will continue to increase as it is just in its infancy.  Only two states currently require all medical marijuana be tested before it gets to the consumer, however more and more states are making medical and recreational marijuana available to the public and with this trend comes the necessity to test the product before it reaches the consumer.  Specifically, Colorado and Connecticut have pending legislation to require testing of all marijuana sold in their state. With more and more states relaxing their marijuana laws, the availability of the product and the need for testing is expected to increase.

Item 1A.  Risk Factors

General Risks Relating to the our Business

We have only a limited operating history.  We have had only limited sales and revenue during our operating history. We have never been profitable. We cannot therefore forecast with any accuracy the results of operations for the next fiscal year, nor predict our need for cash. Our revenues may not grow as anticipated, and revenues are dependent on consumer acceptance of our products and website, our ability to market our products and website, the effect of competition, and general economic factors beyond our control.

We have competition in each of our business segments.

Health & Wellness Websites.  Pazoo.com is a site for people who want to live a healthy life and also want the same for their pets.  Based on our market research, we have not identified other web sites that offer our dual health and wellness offerings, catering to the health of people and pets.

There are indirect competitors, which offer medical advice such as WebMD. However, these sites have, in relative terms, a narrow focus on medical issues and don't focus on the broader area of health and wellness. We are not looking to be an in depth resource about a specific ailment or condition, which is the main focus for WebMD and other similar sites. In effect, we are not competing with those sites per se, because if you want specific information on a specific ailment or condition a consumer will perform internet searches and end up at sites such as WebMD.

People Focused.   We are about living a healthy and happy lifestyle which includes making sure that a visitor has the proper health and wellness experts involved in their lives when professionals are needed. On the people side we are looking for the same audience as Health.com, Shape.com, EveryDayHealth.com, etc., which are very informative sites. These sites primarily focus on diets and exercise. While Pazoo does provide content related to diets and exercise (as good, if not better than these competitors), we go beyond that offering a comprehensive look at health and wellness by going to areas like military health and wellness. We not only have professional writers addressing these issues but we have our Pazoo experts discussing these issues. In another words, we go outside the narrow focus that other sites have, utilizing our own Experts as well as professional writers. This combination is rare in health and wellness web sites.

Pet Focused.   We compete with websites in the pet owner space. These sites are usually more narrowly focused than Pazoo's approach to a broad view of the Pet world. Most pet sites are for shopping (Petco.com) or a specific area like adoption/rescue, etc. (Breeders.net, Dogfriendly.com -- travel advice). We take a broad view, providing an ongoing experience to learn more about a lot of different areas in the pet world. So, if a visitor is a pet lover (over 60% of American homes have pets) then this visitor can go to pazoo.com and find a wide array of topics and new information.

E-Commerce.  The online commerce market is rapidly evolving and intensely competitive, and we expect the competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. In addition, the health improvement industry is intensely competitive. We currently or potentially compete with a variety of other companies. These competitors include:

1.	Direct competitors that specialize in or derive a substantial portion of their revenues from online retail and direct marketing of health and wellness products, including Vitacost;
2.	Various nutrition centers and vendors of other health related products such as sports nutrition, diet or other wellness products, including General Nutrition Centers; and
3.	Online vendors of dietary supplements, vitamins, minerals and herbs, with significant brand awareness, sales volume and customer bases, such as and VitaminShoppe.

We believe that the principal competitive factors in our market are brand recognition, selection, convenience, price, accessibility, customer service, and speed of order fulfillment. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than Pazoo. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Some of our competitors may be able to secure merchandise from vendors on terms that are more favorable, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than our company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our financial condition, operational results, business, and prospects.  Furthermore, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our financial condition, operational results, business, and prospects.

Pharmaceutical Testing Facilities.  There are high barriers to entry in the testing space, mostly due to the stringent regulatory risks and guidelines.  The risk factors set forth below relate to barriers and risks related to testing facilities in the State of Nevada, where MA Associates has been awarded a State license as a testing facility.

1.
Local Regulatory Risk.  The primary local regulatory risk faced by medical marijuana facilities is that of the local municipality enacting a moratorium on the issuance of business licenses.  Some of the local municipalities have gone back and forth regarding whether and what categories of medical marijuana facilities they will allow in their jurisdiction.  Municipalities from the City of Henderson to the City of North Las Vegas have vacillated between a full moratorium, a moratorium on dispensaries only, and no moratorium at all.

2.
State Regulatory Risk.   On November 7th, 2000, 65% of Nevada voters passed 'Question 9' which went into effect October 1st, 2001. Question 9 amended the States' constitution recognizing the medical use of marijuana and removing the state-level criminal penalties for the use, possession and cultivation of marijuana by qualified patients.  Nevada marijuana laws allow the legal use of medical marijuana by a patient with 'written documentation' and a 'registry identification card’. The will of the people was codified in Nevada Revised Statute 453A. Despite the fact that the people of the State of Nevada expressed their wish to legalize medical marijuana in 2000, NRS 453A was not fully adopted until April 1, 2014.

3.
Federal Regulatory Risk.   Due to the current federal laws prohibiting the use of cannabis for any reason, medical or non-medical, the regulatory risks associated with federal enforcement of the Controlled Substances Act are the most serious threat to the medical marijuana industry as a whole.  Fortunately, the U.S. Department of Justice has taken an official stance on the matter and has declared that it will enforce the law to prevent sales to minors, sales by criminal enterprises or gangs, interstate commercial trade of medical marijuana, and medical marijuana as a pretext for trafficking other controlled substances.  The USDOJ has specifically declared that it will leave all other enforcement to the States to enforce as they see fit and in compliance with their own State laws.

There is only a limited public trading market for the common stock. Investors may not be able to resell their shares, if at all, and thus could lose all or part of their investment. The common stock is listed on the OTC Pink Sheets under the symbol PZOO. Listing on the OTC Pink Sheets does not constitute any endorsement or approval of a listed company or its securities, and the OTC  Pink Sheets  does not review or monitor an issuer’s activities.   Our common stock is a “penny stock” (as defined in Exchange Act Rule 3a-51) which means that brokers can only buy or sell the common stock on an unsolicited basis. The penny stock rule and similar regulations will reduce the likelihood that a liquid trading market will arise for the common stock. Because our stock is a “penny stock” a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, Pazoo's common stock.

In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 15c2-6 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.  Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.  Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosures related to the market for penny stocks and for trades in any stock defined as a penny stock.  The Commission's regulations under such Act define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.  In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.  Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer.  In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

Sufficiency of Funds.   The Company expects that it will become profitable within the next 9 months, however there can be no assurance that the Company will be able to become profitable according to this schedule, or ever.  If the Company cannot become profitable within the next 9-12 months, additional funding may be required for the Company's operations.  However, there can be no assurance that such funds will be available to the Company and/or that such funds will be available on terms acceptable to the Company.  Moreover the successful raising of such additional funds could further dilute the existing investors' ownership interest, resulting in diminished potential earnings and/or book value per equity owner.

We may raise capital in future offerings. We cannot predict the terms of these offerings nor the price at which shares of common stock may be offered. An offering might require the participation of institutional investors, which are more likely to demand more stringent terms for any placement.  We have not determined the terms for any future offering.  Any future offering may be for common stock, or may be for a security with rights superior to that of the common stock. In connection with any offering, we may be required to add investor’s representatives to the Board of Directors, or may be required to commit to other conditions. If other conditions are not met, existing investors could have their rights or equity ownership substantially diluted. We cannot at this time determine the terms of any follow-on offering or whether it will ever occur.

Dependence on Key Personnel and Management of Growth.  The Company's success and growth will depend upon its ability to attract and retain skilled employees and the ability of its officers and key employees to initiate and to manage successfully any growth.  Any failure to do so could have a material adverse effect on the Company's operations.  The Company expects that, in order to attract and retain skilled employees, the Company will have to offer to such prospective employees an equity participation in the Company.  Such equity participation could dilute the existing investors' ownership interest, resulting in diminished potential earnings per share and/or book value.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have devoted significant resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed many of the concerns, we are continuing to work to improve our internal controls, including in the areas of access and security. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

 Item 1B.  Unresolved Staff Comments

The Company filed an Amendment No. 2 to a Registration Statement on Form S-1 on March 4, 2015.  By letter from the Commission dated April 1, 2015, the Commission raised six specific comments to the Form S-1.  The Company is addressing those comments at this time and intends to file a further Amendment to the Form S-1 in the near future to address all of the Commissions comments.

Item 2.  Properties

Our corporate headquarters is located at760 Rt 10 West, Suite 203, Whippany, New Jersey, 07052..  We lease 750 square feet of office space which is comprised of three offices for corporate personnel, storage space to house inventory and one conference room for meeting space.   Pazoo’s office facilities are specifically used to further our business endeavors.

Item 3.  Legal Proceedings

In April 2013, the Company filed a complaint against Edataworx, Inc. for return of monies and stock under an agreement dated August 2012. On November 4, 2013, the Company filed an amended complaint now seeking total damages of $105,000 and a return, for cancellation, of the 2,000,000 shares of company’s common stock issued to Edataworx Inc.  On November 21, 2013 Edataworx, Inc. filed an Answer to the Amended Complaint denying the allegations and asserted a Counter-Claim against the Company in the amount of $25,000. Edataworx, Inc. also filed a Third-Party Complaint against Integrated Capital Partners, Inc. (an investor of the Company) for the same $25,000. On February 27, 2015, the parties agreed to settle all claims whereby Edataworx, Inc. will pay to the Company a total of $35,000 in three installments.  Additionally, Edataworx, Inc. will be allowed to retain a minimum of 1,500,000 shares of the Company’s common stock previously issued with the possibility to retain all 2,000,000 shares if Edataworx Inc. elects to sell the 1,500,000 shares agreed upon, and the aggregate sales price is less than $0.02 per share. As of the date of this report Edataworx, Inc. has failed to make any required payments.  The Company is holding the entire 2,000,000 shares previously issued and intends to file a new action to enforce the Settlement Agreement, which will include a claim for attorney’s fees as provided for in the Settlement Agreement.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market for Our Common Shares

Our common shares are quoted on the OTC Pink Sheets under the symbol PZOO. The high and low common stock prices per share during the periods indicated were as follows:

Quarter Ended	March 31	June 30	September 30	December 31	Year

2014
High	0.0235	0.0634	0.0500	0.0397	0.0634
Low	0.0165	0.0165	0.0160	0.0151	0.0151

2013
High	0.0500	0.0327	0.0600	0.0428	0.0600
Low	0.0111	0.0165	0.0280	0.0200	0.0111

NUMBER OF HOLDER OF OUR COMMON SHARES
As of the date of this filing there are two thousand two hundred and sixty six (2,266) holders of record of our common shares.

DIVIDEND POLICY
We have never paid cash or any other form of dividend on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Moreover, any future credit facilities might contain restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund the pursuit of future growth. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and on such other factors as our board of directors, in its discretion, may consider relevant.  We have paid Series A Preferred Stock dividends on our preferred stock in accordance with the Series A Certificate of Designation.

Item 6.  Selected Consolidated Financial Data

As a smaller reporting company we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements in this Annual Report that are not statements of historical facts but rather are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-K, including under “Risk Factors.” You should read the following discussion and analysis together with our audited financial statements for the periods specified and the related notes included herein.

This report on Form 10-K contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the years ended December 31, 2014 and December 31, 2013.

Overview
We were incorporated as a C-Corporation in the State of Nevada as IUCSS, Inc. on November 16, 2010 and we established a fiscal year end of December 31.  On May 9, 2011, we changed our name to Pazoo, Inc. to take advantage of unique branding and website opportunities. We are a start-up health and wellness social community that has developed its website (www.pazoo.com) to provide information, services, and online products for improvement of everyday living.  Our mission is to be 1) a leading social community offering best-in-class health and wellness products for both people and pets; 2) an important resource for consumers and professionals with diverse information about health and wellness and 3) specifically as it relates to medical marijuana and the testing of medical marijuana to ensure quality and safety for the consumer.

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

Stock Based Compensation

We follow ASC 718 "Compensation - Stock Compensation" which prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity-Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date, the performance completion date, or the contract date.

Fair Value of Financial Instruments

We follow ASC Topic 820, Fair Value Measurement, to measure certain financial instruments.  The fair value of our long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

Derivatives

We follow ASC Topic 815, Derivatives and Hedging, to evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Comparison of Fiscal Years Ended December 31, 2014 and 2013

Revenues. Revenues were $52,813 in the fiscal year ended December 31, 2013, compared to $111,287 in the fiscal year ended December 31, 2014, an increase of $58,474, or 110%. Merchandise sales in fiscal 2014 decreased to $251 from $9,989 in fiscal year 2013, a decrease of $9,738.  The decrease was a result of a shift in efforts towards developing advertising sales to replace merchandise sales.  Advertising sales increased 259% from $42,824 in fiscal 2013 to $111,036 in fiscal year 2014.

Cost of Goods Sold. Cost of goods sold were $8,977 in fiscal 2013, compared to $541 in fiscal 2014, a decrease of $8,436 or  94%. The decrease in cost of goods was due to our shift in selling product to online advertising. There are no cost of goods sold in the online advertising space market because we are not selling a product, but instead selling a space on our website.  The cost to drive traffic is considered an overhead cost and that cost then creates the opportunity for the particular ad space. We handed out some product free of charge at networking events, marketing events, and conventions to increase our marketing and awareness.

Operating Expenses.  Operating expenses consisted of the following expenses: selling, general and administrative expenses; professional fees; and website setup.  Total expenses were $579,452 in fiscal 2013, compared to $2,479,057 in fiscal 2014, an increase of 328%.  Selling, general and administrative (SG&A) expenses were $418,778 or 72.3% of total expenses in fiscal 2013 compared to $1,639,228 in fiscal 2014, an increase of $1,220,450 or 291%. SG&A expenses were mainly comprised of Branding and Public Relations, Marketing and Advertising, and Payroll.  Marketing and Advertising expense was comprised of website advertising, including contracts with Maximum Harvest and MobileSeed LLC to provide website optimization and social media optimization. In addition this included the hiring of a full time web designer, full time web content operator, and many freelance copywriters, editors, and bloggers. Professional fees were $111,394 or 19.2% of total expenses in fiscal 2013, compared to $642,740 or 25.9% of total expenses in fiscal 2014, an increase of $531,346. This was due to the large increase in investor relations and awareness.

Other Expenses.  For the year ended December 31, 2014, other expenses were $1,292,419 from the increase in fair value of derivative liabilities, $542,780 from an impairment loss on the equity-method investment in MA & Associates, and $696,073 for interest expense.  For the year ended December 31, 2013, other expenses were $122,049 primarily from the increase in fair value of derivative liabilities.

Net loss. The net loss was $657,690 for the year ended December 31, 2013, compared to net loss of $4,889,583 for the year ended December 31, 2014.

Liquidity and Capital Resources.

Cash and cash equivalents were $35,848 and $733,637 as of December 31, 2013 and December 31, 2014, respectively.

Net cash used in operations was $373,075 and $1,273,707 for the twelve months ended December 31, 2013 and December 31, 2014, respectively.  The increase in cash used by operations was attributed to much more stock issued for services and increases in SG&A as described above in Operating Expenses.

Net cash used in investing activities was $0 and $542,780 for the twelve months ended December 31, 2013 and December 31, 2014, respectively.  The increase in cash used in investing activities was attributed to an investment made in an equity method investment.

Net cash provided by financing activities as of December 31, 2013 and December 31, 2014 was $278,367 and $2,514,276, respectively.  At December 31, 2014, our principal source of liquidity had been funded primarily through the borrowings on convertible notes which went from $50,000 in the year ended December 31, 2013 to $2,297,200 in the year ended December 31, 2014.  We used a majority of those proceeds to pay website costs as well as our funding obligation to MA & Associates for the year ended December 31, 2014. During 2014, we incurred accounting costs of $42,900 associated with the audit of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity. In the event the Company does not generate sufficient revenue to meet its expenses, additional funding will need to be obtained.

For the year ended December 31, 2014, we incurred liabilities of $3,634,572 which included accounts payable of $84,189 and derivative liabilities of $2,576,025.

Subsequent Events

In January 2015, Premier Ventures, LLC, purchased 5,460,125 common shares for $48,380 pursuant to the put option executed by the Company.

In January 2015, ICPI converted 130,000 Series A Preferred shares into 13,000,000 common shares.

In January, 2015 the Company entered into a LLC Membership Purchase Agreement (the “Purchase Agreement”) with all of the Members of Harris Lee, LLC (“Harris Lee”) whereby the Company acquired 100% of the equity interest in Harris Lee in exchange for 450,000 shares of the Company’s Series B Preferred Stock, and 300,000 shares of the Company’s Series C Preferred Stock. Harris Lee is in the process of becoming a licensed medical marijuana testing laboratory in the States of Colorado and Oregon, with intentions of expanding to other states in the future.  Harris Lee in a wholly owned subsidiary of the Company and is a complementary business to that of MA and Associates, LLC which received a license form the State of Nevada in November 2014 to become a licensed marijuana testing laboratory in the State of Nevada

In January 2015, the Company issued 200,000 Preferred C shares to ICPI in accordance with the MA and Associates agreement signed April 2014.

In January 2015, the Company issued 250,000 Preferred C shares to MA and Associates in accordance with the MA and Associates agreement signed April 2014.

In January 2015, we sold 75,000 Preferred A shares at $0.40 per share for $30,000.

On or about January 8, 2015 the Company and Premier Venture Partners, LLC entered into an Amendment to April 4, 2014 Equity Purchase Agreement which changes the Pricing Period for any Put Notice to nine (9) days and allows the Company to put more shares than previously permitted.  The Company expects to take advantage of these new terms following to effectiveness of the Registration Statement on Form S-1which was filed on February 13, 2015 for additional shares to be registered for Premier.

On or about January 28, 2015, Vista Capital funded the Company an additional $25,000 under the Convertible Promissory Note agreement dated October 23, 2014.

In February 2015, ICPI converted 200,000 Preferred A shares into 20,000,000 common shares.

In February 2015, we sold 25,000 Preferred A shares at $0.40 per share for $10,000.

In February 2015, we sold 300,000 Preferred A shares at $0.20 per share for $60,000.

On or about February 20, 2015, the Company entered into a Equity Purchase Agreement and Registration Rights Agreement with Kodiak Capital Group, LLC “Kodiak”) whereby Kodiak is obligated, providing the Company has met certain conditions including the filing or a Form S-1 Registration Statement for the shares to be acquired, to purchase up to Five Hundred Thousand Dollars ($500,000) of the Company’s common stock at the rates set forth in the Equity Purchase Agreement.  Under the Equity Purchase Agreement the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed.  Pyrenees Investments, LLC, will be paid a fee by the Company related to this transaction in an amount up to ten percent (10%) of the amount actually funded pursuant to a certain Investment Banking Agreement dated May 14, 2014.

On or about February 20, 2015 the Company entered into a $30,000 Convertible Promissory Note (the “Note”) with Kodiak Capital Group, LLC.  Under the terms of the Note the Company’s will receive $30,000 for the preparation and filing of the Form S-1 Registration Statement required for the Equity Purchase Agreement.  Kodiak Capital Group, LLC shall have the right to convert any unpaid sums into common stock of the Company at the rate of 50% of the lowest trade reported in the 10 days prior to date of conversion.

On or about February 24, 2015 a settlement payment was reached between claimant Pazoo Inc and Defendant Edataworx Inc.  The settlement payment totaling $35,000 is to be paid in the following schedule: (i) $15,000 on or before 2/20/2015; (ii) $15,000 on or before 3/20/2015; (iii) $5,000 on or before 4/20/2015. Additionally EDW will surrender to Pazoo the Common Stock Certificate No. 208 (2,000,000 shares). Pazoo will notify transfer agent to cancel this certificate and issue three new common stock certificates of 500,000 shares each and 2 new certificates of 250,000 each.

On or about February 25, 2015, Tangiers funded the Company an additional $25,000 under the Convertible Promissory Note agreement dated February 27, 2014.

In March, 2015, ICPI converted 160,000 Preferred A shares into 16,000,000 common shares.

In March 2015, we sold 375,000 Preferred A shares at $0.20 per share for $75,000.

On or about March 2, 2015 Pazoo Inc engaged in a consulting agreement with SmallCapVoice.com Inc.  Pazoo Inc agrees to compensate SmallCapVoice.com Inc in the amount of $50,000 due upon the execution of the agreement. The term of which is 15 days commencing on 3/2/15. Out of pocket expenses authorized by Pazoo Inc in advance in writing will be reimbursed by Consultant.

On or about March 10, 2015, Harris Lee signed a licensing agreement with Steep Hill Labs, LLC pursuant to the Letter of Intent signed December 30, 2014.  The purpose of this agreement is to take the Steep Hill licensing to additional states to test medical marijuana above and beyond the State of Nevada, namely Oregon and Colorado.

On or about March 9, 2015, private investor Rick Marion purchased 50,000 Preferred A shares from the Company in exchange for $50,000.

On or about March 30, 2015, the Company dba Harris Lee signed a Letter of Intent with Front Range to take over their existing medical marijuana testing laboratory in the State of Colorado.  The company expects to sign the definitive agreement in the next 30-60 days and be up and operational in Colorado shortly thereafter.

On or about April 2, 2015, the Company entered into a Convertible Promissory Note with LG Capital funding in the amount of $63,000.

On or about April 6, 2015, the Company and Iconic Holdings LLC agreed to amend the $220,000 Promissory Note dated 2/27/14.  Iconic shall make a payment to Pazoo Inc of $22,000 of which $2,000 is original issue discount, on or before 4/6/15. The Company received $20,000 on April 2, 2015.

On or about April 14, 2015, the Company paid off the LG Convertible Promissory Note Dated October 22, 2014 for $72,676.

On or about April 14, 2015, the Company paid off the Macallan Convertible Promissory Note Dated October 30, 2014 for $153,480.

In 2015, Auctus converted aggregate principal of $58,705 into 17,680,360 common shares in accordance with the Convertible Promissory Note dated August 6, 2014.

In 2015, Auctus converted aggregate principal of $57,522 into 26,754,792 common shares in accordance with the Convertible Promissory Note dated September 30, 2014.

In 2015, Tangiers converted aggregate principal of $137,895 into 51,886,514 common shares in accordance with the Convertible Promissory Note dated February 27, 2014.

In 2015, JMJ converted aggregate principal of $62,222 into 25,925,925 common shares in accordance with the Convertible Promissory Note dated December 4, 2013.

In 2015, JSJ converted aggregate principal of $109,474 into 28,565,677 common shares in accordance with the Convertible Promissory Note dated April 28, 2014.

In 2015, JSJ converted aggregate principal of $106,949 into 53,475,158 common shares in accordance with the Convertible Promissory Note dated August 22, 2014.

In 2015, LG converted aggregate principal of $72,278 into 20,794,710 common shares in accordance with the Convertible Promissory Note dated May 27, 2014.

In 2015, Typenex converted aggregate principal of $148,677 into 49,033,066 common shares in accordance with the Convertible Promissory Note dated May 28, 2014.

In 2015, the Company issued an aggregate of 3,833,333 common shares to pazoo.com experts and consultants. The aggregate  value of the common shares at time of issuance is $61,143.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this item.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pazoo, Inc.
Cedar Knolls, New Jersey

We have audited the accompanying balance sheets of Pazoo, Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pazoo, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Managements, plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
May 13, 2015

PAZOO, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$733,637	$35,848
Accounts receivable	87,949	33,461
Stock subscription receivable	18,253	-
Inventories	2,668	4,129
Prepaid expenses	6,181	1,911

Total current assets	848,688	75,349

Total assets	$848,688	$75,349

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$84,189	$64,846
Loans payable	3,000	3,000
Interest payable	46,862	-
Convertible debt, net of unamortized discounts of $413,898 and $48,151	895,664	1,849
Derivative liabilities	2,576,025	172,049

Total current liabilities	3,605,740	241,744

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $783,668 and $0	28,832	-

Total long-term liabilities	28,832	-

Total liabilities	3,634,572	241,744

Stockholders' deficit
Common stock, $0.001 par value; 980,000,000 shares authorized, 193,030,398 and 101,409,500 shares issued and outstanding at December 31, 2014 and 2013, respectively	193,031	101,410
Convertible preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 1,036,394 and 923,394 shares issued and outstanding at December 31, 2014 and 2013, respectively.	1,036	923
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,187,500 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,187	1,187
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	-	-
Additional paid-in capital	4,438,811	2,250,451
Accumulated deficit	(7,419,949)	(2,520,366)

Total stockholders' deficit	(2,785,884)	(166,395)
Total liabilities and stockholders' deficit	$848,688	$75,349

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2014	2013

Revenues:
Advertising sales	$111,036	$42,824
Merchandise sales	251	9,989
Total revenues	111,287	52,813

Cost of goods sold
Merchandise sales	541	8,977
Total cost of goods sold	541	8,977

Gross profit	110,746	43,836

Operating expenses:
Selling, general and administrative expenses	1,639,228	418,778
Bad debt expense	-	60
Professional fees	642,740	111,394
Website setup	197,089	49,220
Total operating expenses	2,479,057	579,452

Loss from operations	(2,368,311)	(535,616)

Other expenses:
Loss on derivative liabilities	(1,292,419)	(122,049)
Loss on impairment of equity method investment	(542,780)	-
Interest expense	(696,073)	(25)

Net loss	$(4,899,583)	$(657,690)

Series A preferred stock dividends	(105,079)	(66,701)

Net loss attributable to common stockholders	$(5,004,662)	$(724,391)

Net loss per common share – basic and diluted	$(0.04)	$(0.01)

Weighted average common shares outstanding - basic and diluted	129,834,534	85,655,534

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(4,899,583)	$(657,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,061,358	96,128
Preferred stock issued for services	54,650	-
Loss on derivative liabilities	1,292,419	122,049
Convertible debt issued for rent expense	16,601	-
Loss on impairment of equity method investment	542,780	-
Amortization of debt discounts	635,273	1,849
Bad debt expense	-	60
Changes in operating assets and liabilities:
Accounts receivable	(54,488)	11,539
Inventory	1,461	2,679
Prepaid expenses and other current assets	(4,270)	1,625
Accounts payable and accrued liabilities	19,343	48,686
Interest payable	60,749	-
Net cash used in operating activities	(1,273,707)	(373,075)

Cash flows from investing activities:
Investment in equity method investee	(542,780)	-
Net cash used in investing activities	(542,780)	-

Cash flows from financing activities:
Borrowings on loans payable	-	33,500
Borrowings on convertible note, net of original issue discounts	2,297,200	50,000
Cash payments on convertible debt	(240,000)	-
Proceeds from sale of common stock	77,076	-
Proceeds from exercise of Series A preferred warrants	40,000	-
Proceeds from sale of Series A preferred stock and warrants	340,000	194,867
Net cash provided by financing activities	2,514,276	278,367

Net increase (decrease) in cash and cash equivalents	697,789	(94,708)

Cash and cash equivalents beginning of period	35,848	130,556

Cash and cash equivalents end of period	$733,637	$35,848

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Common stock issued for the conversion of Series A preferred stock	$26,950	$28,750
Series A preferred stock issued for Series A preferred stock dividend	-	66,701
Debt discount due to derivative liabilities	1,556,574	50,000
Resolution of derivative liabilities	445,017	-
Common shares issued for conversion of debt and interest	207,843	-
Common shares issued with debt	35,897	-
Common shares issued for stock subscription receivable	18,253	-
Preferred stock and preferred stock warrants issued for settlement of debt	-	55,133
Conversion of preferred stock to common stock	-	28,750
Cancellation of preferred stock	-	188
Cancellation of common stock	-	2,000
Payments of accounts payable by third party	-	6,331

 The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Additional
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Paid-In	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

December 31, 2012	72,142,000	$72,142	554,281	$554	1,375,000	$1,375	$1,867,071	$(1,795,975)	$145,167

Preferred Stock and Preferred Stock warrants for cash	-	-	487,168	487	-	-	194,380	-	194,867

Preferred Stock and Preferred Stock warrants for debt	-	-	137,832	138	-	-	54,995	-	55,133

Preferred dividends	-	-	31,612	32	-	-	66,669	(66,701)	-

Common shares issued for services	2,517,500	2,518	-	-	-	-	93,610	-	96,128

Cancellation of preferred shares	-	-	-	-	(187,500)	(188)	188	-	-

Cancellation of common shares	(2,000,000)	(2,000)	-	-	-	-	2,000	-	-

Conversion of Preferred Stock to Common Stock	28,750,000	28,750	(287,500)	(288)	-	-	(28,462)	-	-

Net Loss	-	-	-	-	-	-	-	(657,690)	(657,690)

December 31, 2013	101,409,500	$101,410	923,394	$923	1,187,500	$1,187	$2,250,451	$(2,520,366)	$(166,395)

Common shares issued for services	35,374,269	35,374	-	-	-	-	1,025,984	-	1,061,358

Conversion of preferred stock to common stock	26,950,000	26,950	(269,500)	(270)	-	-	(26,680)	-	-

Preferred stock and warrants issued for cash	-	-	287,500	288	-	-	339,712	-	340,000

Preferred shares issued for services	-	-	15,000	15	-	-	54,635	-	54,650

Common shares issued for subscription receivable	1,739,591	1,740	-	-	-	-	16,513	-	18,253

Common shares issued for cash	5,196,117	5,196	-	-	-	-	71,880	-	77,076

Issuance of preferred stock for warrant exercises	-	-	80,000	80	-	-	39,920	-	40,000

Common shares issued for conversion of debt	21,110,921	21,111	-	-	-	-	186,732	-	207,843

Common shares issued with debt	1,250,000	1,250	-	-	-	-	34,647	-	35,897

Resolution of derivative liabilities	-	-	-	-	-	-	445,017	-	445,017

Net Loss	-	-	-	-	-	-	-	(4,899,583)	(4,899,583)

December 31, 2014	193,030,398	$193,031	1,036,394	$1,036	1,187,500	$1,187	$4,438,811	$(7,419,949)	$(2,785,884)

The accompanying notes are an integral part of these financial statements.

Pazoo, Inc.
Notes to Financial Statements

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

Equity Method Investments

Equity method investees are all entities over which the Company has significant influence, but not control. Significant influence is presumed with a shareholding of between 20% and 50% of the voting rights. Investments in equity method investees are accounted for using the equity method of accounting and are initially recognized at cost. As of December 31, 2014, the Company has investments in, MA & Associates, LLC and Harris Lee, LLC which provide the Company with significant influence.

On April 8, 2014 the Company entered into a Limited Liability Company Membership Interest Purchase Agreement with MA & Associates, LLC (“MA”) under which the Company agreed to acquire a 40% equity interest in MA for two testing locations in exchange for a purchase price of $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock. MA was formed to become a marijuana testing laboratory within the State of Nevada. As set forth in the Purchase Agreement, the Purchase Price is to be paid to MA in accordance with certain milestones including the approval of a State License to become a testing laboratory, laboratory build out milestones, and testing equipment purchases.  In 2014 the Company paid an aggregate of $542,780 of the cash portion of the purchase price consisting of an investment of $542,780. As of December 31, 2014, the Company owned an approximate 22% interest in MA and had the right to appoint one of four Board members of MA. This equity method investment was fully impaired during 2014. In 2015, the Company paid an additional $605,000 of the $2,000,000 cash portion of the purchase price and issued 100,000 of the 150,000 shares to be issued with the remaining shares being issued after the testing laboratory is operational.  A copy of the Purchase Agreement is attached as Exhibit 99.01 to the Form 8-K filed by the Company on April 9, 2014.

On July 23, 2014, the Company and the MA founders formed Harris Lee Holdings, LLC (“Harris Lee”) of which the Company obtained a 45% equity interest for an initial cash contribution of $45.  On October 24, 2014, the Company agreed to acquire an additional 10% interest in Harris Lee in exchange for 300,000 shares of the Company’s Series C Preferred stock based on a series of milestone events. As of December 31, 2014, the acquisition of this additional 10% interest had not closed. Then on January 13, 2015, the Company agreed to acquire the remaining 45% of Harris Lee in exchange for 450,000 shares of the Company’s Series B Preferred Stock, again issued upon completion of certain milestones.  No construction has commenced on any Harris Lee facility and accordingly no cash has been paid to date.  No shares were issued in 2014. In 2015, based on the milestones, 150,000 shares of Series C Preferred Stock were issued, and all of the 450,000 shares of Series B Preferred Stock were issued.

The Company recognizes its share of the net income or losses for MA and Harris Lee in the Statements of Operations, after adjustments to align the accounting policies with those of the Company, from the date that significant influence commences until the date that significant influence ceases. When the Company’s share of losses exceeds its interest in an equity method investees, the carrying amount of that interest (including any long-term loans) is reduced to zero and recognition of further losses is discontinued except to the extent that the  Company has incurred legal or constructive obligations or made payments on behalf of the equity method investees. Unrealized gains on transactions between the Company and its equity method investees are eliminated to the extent of the Company’s interest in the equity method investees. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. Re-measurement differences of equity stake resulting from gaining control over the investee previously recorded as an equity method investments are recorded under Results related to investments in equity method investees. During the year ended December 31, 2014, aggregate equity method investment losses recognized was zero as it was determined to be nominal.

During the year ended December 31, 2014, the Company performed an impairment analysis and determined that due to the fact that MA is a start up with no current cash flows; we impaired 100% of the equity method investment resulting in an impairment loss of $542,780 during 2014.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2014 and 2013.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability – December 31, 2014	$-	$-	$2,576,025	$2,576,025
Derivative liability – December 31, 2013	$-	$-	$172,049	$172,049

Cash and Cash Equivalents

We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

Stock Based Compensation

Total stock-based compensation recognized during 2014 and 2013 totaled $1,116,008 consisting of 35,374,269 common shares and 15,000 Series A preferred shares and $96,128 consisting of 2,517,500 common shares, respectively.  ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity-Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date, the performance completion date, or the contract date.

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

Inventories

Inventory currently consists predominately of goods purchased from third party suppliers and does not include raw materials. Certain inventory contains expiration dates (“shelf life”) and the efficacy of any product which is held beyond its shelf life may be impaired. Our inventory reserve is zero. The company purchased most inventory in 2011 with very little purchases in 2012 and as such, there are some products that are approaching the end of their shelf life and were written off in 2013 and 2014. Inventory cost is determined using the weighted average cost method.

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

Note 2—GOING CONCERN

During 2014 and 2013, the Company incurred net losses of $4,899,583 and $657,690, respectively. In addition, as of December 31, 2014, the Company had a working capital deficit of $2,757,052. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability. Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products.

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

In May 2013, we exchanged 136,058 Series A Preferred Stock and 136,058 Series A Preferred stock warrants to Integrated Capital Partners, Inc. (ICPI) for the conversion of $54,423 in loans payable.

Also, in November 2013, we exchanged 1,774 Series A Preferred Stock and 1,774 Series A Preferred stock warrants to ICPI for $710 in loans payable.

During 2013, the Company sold an aggregate of 487,168 shares of Series A Preferred Stock and 487,168 Series A Preferred stock warrants for cash proceeds of $194,867.

In December 2013, we recorded a preferred stock dividend of 31,612 shares of Series A Preferred Stock valued at $66,701 which represents payment of the 5% stated Series A Convertible Preferred Stock dividend (through December 31, 2013).

In August 2013, 187,500 Series B Preferred shares were sent back to the Company and cancelled for David Cunic, who stepped down as Chairman of the Board in 2012.

During 2013, 287,500 shares of Series A preferred stock were converted into 28,750,000 common shares.

Total Series A Preferred shares outstanding as of December 31, 2013 were 923,394.

On or about March 17, 2014, the Board of Directors voted to affect a 10 for 1 reverse stock split on all outstanding Series A Preferred Stock. All share and per share amounts herein have been retroactively restated to reflect the split.

On or about April 8, 2014 the Company entered into a Limited Liability Company Membership Interest Purchase Agreement (the “Purchase Agreement”) with MA and Associates, LLC (“MA”) whereby the Company will acquire a 40% equity interest in MA in exchange for $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock.  The Company will complete its due diligence by April 30, 2014 and the closing will occur following the Company’s satisfaction of its due diligence.  MA is in the process of setting up two licensed marijuana testing facilities in the State of Nevada. No shares were issued during the year ended December 31, 2014.

In 2014, The Company sold an aggregate of 287,500 of Series A Preferred Stock and 287,500 Series A preferred stock warrants for cash proceeds of $340,000.

In 2014, ICPI exercised warrants in the amount of 80,000 Series A Preferred Stock warrants for cash proceeds of $40,000

In August 2014, 10,000 shares of Series A Preferred Stock was issued to Jordan Stroum as Pazoo’s representative to MA & Associates in Las Vegas, Nevada per the agreement signed July 25, 2014. Series A Preferred Stock converts at a rate of 100:1. The 10,000 Series A Preferred Stock convert into 1,000,000 shares of common stock. The shares were valued at $34,800.

In October 2014, 5,000 Series A Preferred Stock was issued to Jordan Stroum in exchange for services rendered as Pazoo’s representative to MA & Associates in Las Vegas, Nevada as per the agreement signed July 25, 2014.  Series A Preferred Stock converts at a rate of 100:1.  The 10,000 Series A Preferred Stock convert into 1,000,000 shares of common stock. The shares were valued at $19,850.

During 2014, 269,500 shares of Series A preferred stock were converted into 26,950,000 common shares.

Total Series A Preferred shares outstanding as of December 31, 2014 were 1,036,394.

Common Stock

Issuances

In 2013, we issued a total of 2,517,500 common shares to experts who have agreed to be included in the “Our Experts” section of our Company website (www.pazoo.com). Each Expert has executed an expert services contract certain number of shares issued upon signing and further shares earned over the first year of the contract. The total stock compensation expense recorded during 2013 was $96,128. As of December 31, 2013, there were 2,815,000 shares to be issued that will be earned through 2014.

In April 2013, we cancelled 2,000,000 common shares previously issued to Gotham Capital for an advisory agreement 2012.

In 2014, we issued a total of 5,196,117 common shares for aggregate cash proceeds of $77,076, in accordance with the put agreements per the equity agreement with Premier Venture Capital dated April 4, 2014.

In 2014, we issued a total of 1,739,591 common shares for a stock subscription receivable $18,253 which was collected during 2015.

In 2014, we issued a total of 35,374,269 common shares to consultants and experts who have agreed to be included in the “Our Experts” section of our Company website (www.pazoo.com) as well as certain consultants.  Each expert has executed an expert services contract giving them a certain number of shares issued upon the signing of the agreement and further shares on each anniversary of the contract date. Consultants were used by the Company to increase its marketing, advertising, and awareness. Consultants were issued shares based on individual service contracts. The total stock compensation expense recorded during 2014 was $1,061,358. As of December 31, 2014, there were 5,893,333 shares to be issued that will be earned through 2015.

In 2014, we issued 1,250,000 common shares with debt valued and recorded as a debt discount at $35,897.

Conversions

In 2014, we issued an aggregate of 21,110,921 common shares for the conversion of debt and accrued interest totaling $207,843.

Warrants

Simultaneous with the issuance of Series A Preferred Stock in 2013, and under the Investment Agreement May 2013 we issued 623,226 warrants to ICPI which entitles its owner to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $0.50, subject to the terms of the warrant agreement between the warrant agent and us. The warrants are exercisable three years from the date of issue. No warrants have been exercised as of December 31, 2013. These warrants had negligible fair value at the time of issuance.

In connection with a termination and release agreement on or about April 2013, and related to compensation paid to Gotham Capital (Gotham) in 2012, we cancelled 2,000,000 common stock purchase warrants exercisable at an exercise price of $0.01 per share.

In 2014, ICPI exercised 80,000 Series A Preferred Stock warrants for cash proceeds of $40,000

In 2014, The Company sold an aggregate of 287,500 of Series A Preferred Stock and 287,500 Series A preferred stock warrants for cash proceeds of $340,000.

The following table presents the Series A preferred stock warrant activity during 2014 and 2013:
		Weighted
		Average
	Warrants	Exercise Price

Outstanding - December 31, 2012	200,000	$7.50
Granted	623,226	$0.50
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2013	823,226	$2.20
Granted	287,000	2.18
Forfeited/canceled	(80,000)	0.50
Exercised	-	-
Outstanding - December 31, 2014	1,030,226	$2.23
Exercisable – December 31, 2014	1,030,226	$2.23

The weighted average remaining life of the outstanding Series A preferred stock warrants as of December 31, 2014 and 2013 was 3.26 and 3.92 years, respectively.

The following table presents the common stock warrant activity during 2014 and 2013:
		Weighted
		Average
	Warrants	Exercise Price

Outstanding - December 31, 2012	7,000,000	$0.05
Granted	-	-
Forfeited/canceled	(2,000,000)	0.05
Exercised	-	-
Outstanding - December 31, 2013	5,000,000	$0.05
Granted	1,130,470	0.05
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – December 31, 2014	6,130,470	$0.05
Exercisable – December 31, 2014	6,130,470	$0.05

The weighted average remaining life of the outstanding Series A common stock warrants as of December 31, 2014 and 2013 was 0.48 and 1.26 years, respectively.

Note 4—RELATED PARTY TRANSACTIONS

Related Party Transactions

Steve Basloe has an equity ownership interest in Pazoo and is the Chairman of the Board and the President of Pazoo. He is also the owner of SMB Marketing. SMB Marketing signed a consulting agreement with Pazoo in June 2013 to create strategy and execute against this plan to roll out the design and production of Pazoo.com and the content for Pazoo.com. The agreement is for a term of two years and requires minimum weekly compensation of $1,000. During 2014 and 2013, he received $57,650 and $14,750 for services provided.

Note 5—CONVERTIBLE NOTES

 The following table summarizes the changes in the convertible notes during 2013 and 2014:
	Short Term	Long Term	Total

Balance as of December 31, 2012	$-	$-	$-

Cash additions	50,000	-	50,000
Non-cash additions	-	-	-
Cash payments	-	-	-
Conversions	-	-	-
Original issue discount	-	-	-
Total	50,000	-	50,000

Less: unamortized discount	(48,151)	-	(48,151)

Balance as of December 31, 2013	$1,849	$-	$1,849

Cash additions	1,444,700	852,500	2,297,200
Non-cash additions	16,601	-	16,601
Cash payments	(240,000)	-	(240,000)
Conversions	(88,400)	(50,000)	(138,400)
Original issue discount	176,661	10,000	186,661
Total	1,309,562	812,500	2,122,062

Less: unamortized discount	(413,898)	(783,668)	(1,197,566)

Balance as of December 31, 2014	$895,664	$28,832	$924,496

On December 4, 2013 the Company entered into a $500,000 Promissory Note with JMJ Financial of which $50,000 is original issue discount. (Attached as Exhibit 99.02 to the Company's Form 8-K filed December 17, 2013).  Under the terms, the Company will receive one or more installments on a periodic basis and will have 90 days for the date of each installment in which to repay the principal amount of the loan and interest. In the event repayment is not made within the 90 day period, JMJ shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $.05 per share or 60% of the lowest trade reported in the 25 days prior to conversion. As of December 31, 2013, the Company received $50,000 of the note. During 2013, the Company recorded a discount of $50,000 on the note due to accounting for the conversion option as a derivative liability of which $1,849 was amortized during 2013.

In February 2014, the Company entered into a 10% convertible note with Tangiers in the amount of $60,500. Of this amount, $5,500 was an original issue discount on the note. The note is amortized using the straight line method through the maturity date of February 27, 2015. The note is convertible at a variable price of the lower of $0.01 or 50% of the lowest trading price during the 25 day period prior to the date of conversion. The note is convertible 180 days from the date of the note. The note matures on February 27, 2015. In September 2014, the entire balance was converted into 8,066,666 shares of common stock using a conversion price of $0.0075 per share. The note was fully amortized since it was converted in full during the year 2014.

In April 2014, the Company entered into a 12% Convertible Note with JSJ Investments, Inc. (“JSJ”) in the amount of $100,000.  Prior to October 28, 2014, the Company may redeem the Note for $150,000.  Thereafter, JSJ may convert the Note into common stock of the Company at a stated discount of 50% based on the average of the lowest three trades in the previous ten days, or $0.06 per share. The note matures on October 28, 2014.  The note was amended on October 21, 2014. The new conversion rate is now either 50% discount to the average of the three lowest trades in the previous ten days immediately prior to the date of conversion or a 50% discount to the average of the three lowest trades in the previous ten trading days immediately prior to October 28, 2014.  The new maturity date is April 28, 2015.  The amendment included a standstill provision whereby the parties agree to no conversions under the Note until February 1, 2015 and in consideration of the standstill provision the Company agrees to pay JSJ $36,000 by October 28, 2014, of which $1,000 is for legal fees payable to New Venture Attorneys, P.C. The payment of $35,000 to JSJ and payment of $1,000 to New Venture Attorneys, P.C. were both paid on October 27, 2014.

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

In April 2014, the Company entered into a Convertible Promissory note totaling $16,601 with ICPI for expense of rent of office space. ICPI may convert the note into fully paid and non-assessable shares of Series A Preferred Stock. The conversion price is $0.50 per share.

In April 2014, the Company entered into a $10,000 Convertible Promissory Note (the “Note”) with Premier Venture Partners, LLC.  Under the terms of the Note the Company will receive $10,000 for the preparation and filing of the Form S-1 Registration Statement required for the Equity Purchase Agreement (Attached as Exhibit 99.02 to the Company's Form 8-K filed April 9, 2014). Premier Venture Partners, LLC shall have the right to convert any unpaid sums into common stock of the Company at the rate of the lesser of $.03 per share or 50% of the lowest trade reported in the 10 days prior to date of conversion.  A second Convertible Promissory Note, in the amount of $12,500, will be issued after the Form S-1 Registration Statement is filed in order to cover any additional expense of making the Form S-1 Registration Statement effective.  All of the $22,500 was paid directly to legal for the expense of preparing and making the S-1 Registrations Statement effective.

In May 2014, the Company entered into a 10% Convertible Note with Typenex Co Investment LLC (“Typenex”) in the amount of $139,500, of which $14,500 is the original issue discount. The discount is amortized using the straight line method over the term of the note. Typenex may convert the Note into common stock of the Company at a conversion price of $0.07 per share. The note matures on March 28, 2015. In conjunction with the note, a total of 1,130,470 common stock warrants were issued. The warrants were accounted for as derivative liabilities resulting in a discount to the note of $83,682. In December 2014, $35,174 of the note and accrued interest was converted into 2,714,008 shares of common stock using a conversion price of $0.013 per share.

In May 2014, the Company entered into an 8% Convertible Note with LG Capital Funding LLC (“LG”) in the amount of $58,500, of which $10,000 is the original issue discount.  The discount is amortized using the straight line method over the term of the note. LG may convert the Note into common stock of the Company at a stated discount of 50% based average of the lowest trading bid price for the 15 prior trading days. The note is convertible 180 days from the date of the note.

In July 2014, the Company entered into a $200,000 Convertible Note with WHC Capital LLC, of which there is a $40,000 original issue discount. WHC was also issued 1,250,000 common shares as part of the agreement and those shares were recorded as debt discount of $52,500. WHC may convert the note into common stock of the Company at a 50% discount to the lowest trading price of 25 trading days prior to the conversion date. The note is convertible 180 days from the date of the note.  WHC was fully repaid in October of 2014 in the amount of $240,000.

In July 2014, Tangiers provided additional funding to the Company in the amount of $50,000 in accordance with the February 2014 agreement.  The note had a $5,000 original issue discount and accrues interest at 10%.

In August 2014, the Company entered into a 12% $100,000 Convertible Note with JSJ Investments. JSJ may convert the Note into common stock of the Company at a 50% discount to the average 3 lowest trading days of 20 trading days prior to conversion OR 20 trading days prior to the date the note was executed.

In August 2014, the Company entered into a $56,250 Convertible Note with Auctus Private Equity Fund LLC, of which $6,250 is original issue discount. Auctus may convert the note into common stock at a 50% discount to the average 2 lowest trading days of 25 trading days prior to the conversion. The note is convertible 180 days from the date of the note.

In September 2014, the Company entered into an amendment to the Tangiers convertible note up to the amount of $220,000 from February 2014.   Company borrowed a total of $55,000 of which $5,000 is original issue discount. Tangiers may convert the Note into common stock of the Company at the lower of $0.023 or a 50% discount to the trading price of the prior 25 trading days. The note is convertible 180 days from the date of the note.  The new term of the note is September 22, 2014.

In September 2014, JMJ Investments provided additional funding to the Company in the amount of $50,000 in accordance with the December 2013 agreement of which $5,556 is original issue discount.

In September 2014, the Company entered into a $55,250 Convertible Note with Auctus Private Equity Fund LLC, of which $5,250 is original issue discount. Auctus may convert the note into common stock at a 50% discount to the average 2 lowest trading days of 25 trading days prior to the conversion. The note is convertible 180 days from the date of the note.

In October 2014, the Company entered into a 8% Convertible Note with Union Capital LLC in the amount of $50,000 of which $2,500 is original issue discount. Union may convert the note into common shares of the Company at a discount of 50% to the lowest trading price of the 20 trading days prior to the conversion date.

In October 2014, the Company entered into a $55,000 Convertible Note with Vista Capital Investments LLC, of which $6,111 is original issue discount. Vista may convert the note into common shares of the Company at $0.05 or a 60% discount to the lowest trading price of the 25 days prior to the conversion date.

In October 2014, JMJ Investments provided additional funding to the Company in the amount of $40,000 in accordance with the December 2013 agreement of which $4,444 is original issue discount.

In October 2014, the Company entered into a 8% Convertible Note with LG Capital Funding LLC in the amount of $47,250, of which $6,750 is original issue discount. LG may convert the note into common shares of the Company at a 50% discount to the lowest trading price of the 15 days prior to the conversion date.

In October 2014, the Company entered into a 10% Convertible Note with Sarna Family Limited Partnership in the amount of $200,000. Sarna may convert the note into common shares of the Company at $0.01. In November 2014, $25,000 of the note was converted into 2,500,000 shares of common stock using a conversion price of $0.01 per share.

In October 2014, the Company entered into a 10% Convertible Note with private investor Mark Sarna in the amount of $200,000. Mr. Sarna may convert the note into common shares of the Company at $0.01. In November 2014, $25,000 of the note was converted into 2,500,000 shares of common stock using a conversion price of $0.01 per share.

In October 2014, the Company paid off the WHC Capital LLC Convertible Note in the amount of $240,000.

In October 2014, the Company entered into a 10% Convertible Note with Macallan Partners in the amount of $110,000, of which $10,000 is original issue discount.  Macallan may convert the note into common shares of the Company at the lesser of a 50% discount to the lowest price in the previous 20 days prior to conversion or at a 50% discount to the bid price on the day of conversion.

In November 2014, the Company entered into a 12% Convertible Note with Eastmore Capital in the amount of $55,000, of which $4,000 is original issue discount. Eastmore may convert the note into common shares of the Company at the lesser of the lowest trading price of the day preceding the conversion or at a 50% discount to the lowest price in the previous 15 trading days before the conversion.

In November 2014, the Company entered into a 12% Convertible Note with Carebourn Capital in the amount of $128,000, of which $15,800 is original issue discount.  Carebourn may convert the note into common shares of the Company at a discount of 50% of the average 3 lowest trading days within the previous 10 trading days prior to conversion.

In December 2014, the Company entered into a 10% Convertible Note with SBI Investments in the amount of $240,000, of which $40,000 is original issue discount. SBI may convert the note into common shares of the Company at a 50% discount to the lowest trading price in the previous 25 trading days prior to the conversion.

In December 2014, the Company entered into a 10% Convertible Note with investor Joshua Parkiel in the amount of $12,500. Mr. Parkiel may convert the note into common shares of the Company at $0.01.

In December 2014, the Company entered into a 10% Convertible Note with private investor David Sarna in the amount of $12,500. Mr. Sarna may convert the note into common shares of the Company at $0.01.

In December 2014, the Company entered into a 10% Convertible Note with investor Howard Schwartz in the amount of $25,000. Mr Schwartz may convert the note into common shares of the Company at $0.01.

In December 2014, the Company entered into a 10% Convertible Note with private investor Larry Pantirer in the amount of $25,000. Mr. Pantirer may convert the note into common shares of the Company at $0.01.

In December 2014, the Company entered into a 10% Convertible Note with investor Seymour Pinewski in the amount of $50,000. Mr Pinewski may convert the note into common shares of the Company at $0.01.

In December 2014, the Company entered into a 10% Convertible Note with private investor Stuart Troyetsky in the amount of $50,000. Mr. Troyetsky may convert the note into common shares of the Company at $0.01.

In December 2014, the Company entered into a 10% Convertible Note with investor Alan Pines in the amount of $75,000. Mr Pines may convert the note into common shares of the Company at $0.01.

In December 2014, the Company entered into a 10% Convertible Note with private investor Martin Statfield in the amount of $50,000. Mr. Statfield may convert the note into common shares of the Company at $0.01.

In December 2014, the Company entered into a 10% Convertible Note with investor Morris Sarna in the amount of $50,000. Mr. Sarna may convert the note into common shares of the Company at $0.01.

In December 2014, the Company entered into a 10% Convertible Note with private investor Steve Montag in the amount of $12,500. Mr. Montag may convert the note into common shares of the Company at $0.01.

In 2014, JMJ Investments converted an aggregate of $62,169 of notes and accrued interest into 5,330,247 shares of common stock using conversion prices ranging from $0.0075 to $0.204 per share.

Aggregate amortization of debt discounts totaled $635,273. As of December 31, 2014, the unamortized debt discounts totaled $1,197,566.

The Company evaluated all convertible notes describe above under ASC 815 and determined that they qualify as derivative liabilities (see Note 6).

Future minimum payments owed on the outstanding debt, including accrued interest, of the Company as of December 31, 2014 are as follows:

	Year Ended December 31,
	2015	2016	2017	2018	2019	Total

Convertible Notes	1,346,746	103,210	-	-	717,411	2,167,367
Short-term Non-Convertible Note	4,557	-	-	-	-	4,557
Total	1,351,303	103,210	-	-	717,411	2,171,924

Note 6—DERIVATIVE LIABILIITIES

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

Under ASC-815 the conversion options embedded in the notes payable described in Note 5 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement. In addition, all of the Company’s outstanding common stock warrants are tainted in 2013 and 2014 and accounted for as derivative liabilities.

The following table summarizes the changes in the derivative liabilities during 2013 and 2014:

Balance as of December 31, 2012	$-

Additions at fair value recognized as expense	131,459
Additions at fair value recognized as debt discounts	50,000
Gain on change in fair value	(9,410)

Balance as of December 31, 2013	$172,049

Additions at fair value recognized as expense	2,310,191
Additions at fair value recognized as debt discounts	1,556,574
Gain on change in fair value	(1,017,772)
Resolution of derivative liabilities	(445,017)

Balance as of December 31, 2014	$2,576,025

During 2014 and 2013, the aggregate loss on derivative liabilities was $1,292,419 and $122,049, respectively, consisting of initial derivative expense and the change in the fair value of the derivative liabilities.

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and warrant derivative liabilities based upon the following assumptions:

	2013	2014

Dividend yield:	0%	0%
Expected volatility	207.8%	145.0% to 243.0%
Risk free interest rate	0.38%	.03% to 1.65%
Expected life (years)	1.95	0.13 to 5.05

Note 7—INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2013 and 2014, the company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,500,000 at December 31, 2014, and will expire in the years 2031 – 2033.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.

At December 31, 2014, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$1,226,720
Less: valuation allowance	(1,226,720)
Net deferred tax asset	$-

At December 31, 2013, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$767,134
Less: valuation allowance	(767,134)
Net deferred tax asset	$-

Note 8—LOANS PAYABLE

In June 2013 Pazoo, Inc. entered into a Promissory note totaling $9,000 with ICPI for expenses paid directly to vendors.  In November 2013, $6,000 was converted into 15,000 Series A Preferred shares.  ICPI is a Series A Preferred stockholder.  As of December 31, 2014 and 2013, $3,000 still remains outstanding.

Note 9—SUBSEQUENT EVENTS

In January 2015, Premier Ventures, LLC, purchased 5,460,125 common shares for $48,380 pursuant to the put option executed by the Company.

In January 2015, ICPI converted 130,000 Series A Preferred shares into 13,000,000 common shares.

On or about January 8, 2015 the Company entered into a LLC Membership Purchase Agreement with all of the Members of Harris Lee, LLC (“Harris Lee”) whereby the Company acquired a 100% equity interest in Harris Lee in exchange for 450,000 shares of the Company’s Series B Preferred Stock and 300,000 shares of the Company’s Series C Preferred Stock.  Harris Lee is in the process of becoming a licensed medical marijuana testing laboratory in the States of Colorado and Oregon, with intentions of expanding to other states in the future.  Harris Lee in a wholly owned subsidiary of the Company and is a complementary business to that of MA and Associates, LLC which received a license form the State of Nevada in November 2014 to become a licensed marijuana testing laboratory in the State of Nevada.

In January 2015, the Company issued 200,000 Preferred C shares to ICPI in accordance with the MA and Associates agreement signed April 2014.

In January 2015, the Company issued 250,000 Preferred C shares to MA and Associates in accordance with the MA and Associates agreement signed April 2014.

In January 2015, we sold 75,000 Preferred A shares at $0.40 per share for $30,000.

On or about January 8, 2015 the Company and Premier Venture Partners, LLC entered into an Amendment to April 4, 2014 Equity Purchase Agreement which changes the Pricing Period for any Put Notice to nine (9) days and allows the Company to put more shares than previously permitted.  The Company expects to take advantage of these new terms following to effectiveness of the Registration Statement on Form S-1which was filed on February 13, 2015 for additional shares to be registered for Premier.

On or about January 28, 2015, Vista Capital funded the Company an additional $25,000 under the Convertible Promissory Note agreement dated October 23, 2014.

In February 2015, ICPI converted 200,000 Preferred A shares into 20,000,000 common shares.

In February 2015, we sold 25,000 Preferred A shares at $0.40 per share for $10,000.

In February 2015, we sold 300,000 Preferred A shares at $0.20 per share for $60,000.

On or about February 20, 2015, the Company entered into a Equity Purchase Agreement and Registration Rights Agreement with Kodiak Capital Group, LLC “Kodiak”) whereby Kodiak is obligated, providing the Company has met certain conditions including the filing or a Form S-1 Registration Statement for the shares to be acquired, to purchase up to Five Hundred Thousand Dollars ($500,000) of the Company’s common stock at the rates set forth in the Equity Purchase Agreement.  Under the Equity Purchase Agreement the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed.  Pyrenees Investments, LLC, will be paid a fee by the Company related to this transaction in an amount up to ten percent (10%) of the amount actually funded pursuant to a certain Investment Banking Agreement dated May 14, 2014

On or about February 20, 2015 the Company entered into a $30,000 Convertible Promissory Note (the “Note”) with Kodiak Capital Group, LLC.  Under the terms of the Note the Company’s will receive $30,000 for the preparation and filing of the Form S-1 Registration Statement required for the Equity Purchase Agreement.  Kodiak Capital Group, LLC shall have the right to convert any unpaid sums into common stock of the Company at the rate of 50% of the lowest trade reported in the 10 days prior to date of conversion.

On or about February 24, 2015 a settlement payment was reached between claimant Pazoo Inc and Defendant Edataworx Inc.  The settlement payment totaling $35,000 is to be paid in the following schedule: (i)$15,000 on or before February 20, 2015; (ii) $15,000 on or before March 20, 2015; (iii) $5,000 on or before 4/20/2015. Additionally EDW will surrender to Pazoo the Common Stock Certificate No. 208 (2,000,000 shares). Pazoo will notify transfer agent to cancel this certificate and issue three new common stock certificates of 500,000 shares each and 2 new certificates of 250,000 each.

On or about February 25, 2015, Tangiers funded the Company an additional $25,000 under the Convertible Promissory Note agreement dated February 27, 2014.

In March, 2015, ICPI converted 160,000 Preferred A shares into 16,000,000 common shares.

In March 2015, we sold 375,000 Preferred A shares at $0.20 per share for $75,000.

On or about March 2, 2015 Pazoo Inc engaged in a consulting agreement with SmallCapVoice.com Inc.  Pazoo Inc agrees to compensate SmallCapVoice.com Inc in the amount of $50,000 due upon the execution of the agreement. The term of which is 15 days commencing on 3/2/15. Out of pocket expenses authorized by Pazoo Inc in advance in writing will be reimbursed by Consultant.

On or about March 10, 2015, Harris Lee signed a licensing agreement with Steep Hill Labs, LLC pursuant to the Letter of Intent signed December 30, 2014.  The purpose of this agreement is to take the Steep Hill licensing to additional states to test medical marijuana above and beyond the State of Nevada, namely Oregon and Colorado.

On or about March 9, 2015, private investor Rick Marion purchased 50,000 Preferred A shares from the Company in exchange for $50,000.

On or about March 30, 2015, the Company dba Harris Lee signed a Letter of Intent with Front Range to take over their existing medical marijuana testing laboratory in the State of Colorado.  The company expects to sign the definitive agreement in the next 30-60 days and be up and operational in Colorado shortly thereafter.

On or about April 2, 2015, the Company entered into a Convertible Promissory Note with LG Capital funding in the amount of $63,000.

On or about April 6, 2015, the Company and Iconic Holdings LLC agreed to amend the $220,000 Promissory Note dated February 27, 2014.  Iconic shall make a payment to Pazoo Inc of $22,000 of which $2,000 is original issue discount, on or before April 6, 2015. The Company received $20,000 on April 2, 2015.

On or about April 14, 2015, the Company paid off the LG Convertible Promissory Note Dated October 22, 2014 for $72,676

On or about April 14, 2015, the Company paid off the Macallan Convertible Promissory Note Dated October 30, 2014 for $153,480

In 2015, Auctus converted aggregate principal of $58,705 into 17,680,360 common shares in accordance with the Convertible Promissory Note dated August 6, 2014.

In 2015, Auctus converted aggregate principal of $57,522 into 26,754,792 common shares in accordance with the Convertible Promissory Note dated September 30, 2014.

In 2015, Tangiers converted aggregate principal of $137,895 into 51,886,514 common shares in accordance with the Convertible Promissory Note dated February 27, 2014.

In 2015, JMJ converted aggregate principal of $62,222 into 25,925,925 common shares in accordance with the Convertible Promissory Note dated December 4, 2013

In 2015, JSJ converted aggregate principal of $109,474 into 28,565,677 common shares in accordance with the Convertible Promissory Note dated April 28, 2014.

In 2015, JSJ converted aggregate principal of $106,949 into 53,475,158 common shares in accordance with the Convertible Promissory Note dated August 22, 2014.

In 2015, LG converted aggregate principal of $72,278 into 20,794,710 common shares in accordance with the Convertible Promissory Note dated May 27, 2014.

In 2015, Typenex converted aggregate principal of $148,677 into 49,033,066 common shares in accordance with the Convertible Promissory Note dated May 28, 2014

In 2015, the Company issued an aggregate of 3,833,333 common shares to pazoo.com experts and consultants. The aggregate  value of the common shares at time of issuance is $61,143.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2014, management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on such criteria.  Contributing to our deficiency is the Company’s small size and the Company’s lack of an Audit Committee.  As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency, or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.  As of the date of this Report, the material weaknesses discovered were as follows:

(i) The Company’s Chief Financial Officer resigned from the Company on May 21, 2014.  As of this date the Company has not hired a replacement Chief Financial Officer and the Chief Operations Officer is splitting his responsibilities and is the Acting Chief Financial Officer.  We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements.

(ii) Due to the size of the Company, the Company does not have an internal accounting staff to provide checks and balances, thus one individual primarily controls the accounting and finance functions with limited review by other members of management. We do not have sufficient policies and procedures in place to provide for multiple levels of supervision and review.

(iii) We have inadequate segregation of duties.

The Company expects that as we grow, an Audit Committee (which requires outside Board Members) will be added, as well as internal accounting staff to provide further internal checks and balances.

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

The name, age, and position of our present officers and directors is set forth below:

Name	Age	Title
Steven Basloe	63	President, Chairman of the Board of Directors
David Cunic	35	Co-Chief Executive Officer, Director
Ben Hoehn	33	Chief Operating Officer, Chief Financial Officer, Director
Antonio Del Hierro	32	Co-Chief Executive Officer, Director
David Lieberthal	42	Director

Steven Basloe – President, and Executive Vice President of Marketing/Sales, Chairman of the Board
Steven Basloe holds a Bachelor of Science degree and a Master in Business Administration in Marketing, as well as a Juris Doctorate, all from Syracuse University.  Mr. Basloe brings over three decades of sales and marketing experience to Pazoo and will play a key role in developing strategic plans for advertising, sales, marketing, and distribution.  Since 1996, Mr. Basloe has served as owner of SMB Marketing Group, Inc. where he successfully provided consulting services in creative and strategic planning to major corporations such as Bertelsmann, Warner’s, Samsung, S. Rothschild, and Alfred Haber Distribution.  He was chosen to serve as the Chairman of the Board of Directors based on his previous success in operating SMB Marketing Group, a full service marketing firm providing strategic marketing, sales consulting services, planning and creative production for marketing, advertising and promotions. He maintained 100% responsibility for budgeting, planning and execution for his client’s campaigns based strategy and planning.

David M. Cunic – Chief Executive Officer, Director
David Cunic is a member of various physical therapy and community service organizations and was an owner and manager of DMC Athletics & Rehabilitation, Inc. (DMC) from its founding in 2006 until he sold his interest in November 2013.  David had grown the company from himself, as the only employee, to 23 employees in just over seven years with sales reaching approximately $2 million per year.    Educated with a Bachelor of Health Science and Master of Physical Therapy from the University of New England, David is highly trained in sports medicine, orthopedics, and manual therapy and has had the honor of working with prestigious doctors from numerous professional and Olympic sport teams.  In addition, prior to forming DMC, he has worked at inpatient facilities and has managed several outpatient orthopedic clinics.  Mr. Cunic periodically refines his knowledge and manual skills through workshops and continuing education seminars, but what makes him truly unique is his ability to relate to his patients, which is a result of receiving intensive physical therapy himself for four years.  David is a certified personal trainer and a licensed referee for the United States Soccer Federation.  He was chosen to serve as the CEO and on the Board of Directors based on the fact that it was his vision and concept to create Pazoo, Inc.

Ben Hoehn – Chief Operating Officer, acting Chief Financial Officer
Ben Hoehn has both a Bachelor and a Master of Science in Criminal Justice from the University of Cincinnati.  He was formerly the Chief Operating Officer for all 3 of DMC Athletics and Rehabilitation’s physical therapy and personal training facilities, in New Jersey as well as DMC's Nutritional Line.  He had held this post since April 2010, managing its current staff, handling all day to day business operations and implementing new policies and procedures to ensure patient satisfaction.  Prior to his work at DMC, from 2007 to 2010 he was employed in Cincinnati by Community Police Partnering Center, a non-profit organization that worked with the Cincinnati Police Department in crime and problem solving techniques.  His duties included developing, extracting, and analyzing criminal data as well as providing technical and analytical assistance to all stages of the criminal problem solving process.

Antonio Del Hierro – Co-Chief Executive Officer
Antonio Del Hierro is a native of Southern California and Mexico before settling in Las Vegas, NV.  He had lived his adolescent life in Brownsville, TX on the border with Mexico close to the spring break destination of South Padre Island.  He has had residences in Tennessee, Monterrey, Mexico Los Angeles, CA and in Austin, TX.  His extraordinary talent in tennis took to all walks of life and traveling adventures.  He was nationally ranked as a junior and on the ATP tour as a young adult.  In 2003 he decided to hang up the rackets and move to Austin Texas.  This is where he entertained the hospitality industry and started to work on the infamous 6th Street.  After a short stint he felt it was time to make a move to Los Angeles, CA to go back to school.  He gravitated towards the nightlife industry despite his educational background in which he obtained a degree in Political Science and Economics He attended West Los Angeles College and California Polytechnic State University in Pomona California.  Antonio had an array of positions to managing Saddle Ranch Chop House, food & beverage manager of the Hustler Casino, to the renowned Mondrian Hotel on the infamous Sunset Blvd.  At the ripe age of 25 he decided to leap into the Las Vegas market with landing his first job in Mandalay Bay managing Eye Candy.  After a year he decided to become a VIP host with Pure Nightclub.  Within Pure Management Group he bounced around from different positions from promoting to hosting to management.  He analyzed his life past and present and decided it was time to see the light and took a position with Light Group: surviving the rigorous training program he obtained a management position in Revolution Lounge.   He was overseeing the General Manager duties of Revolution and assisting in the management role within 1OAK Nightclub.  He is currently the CEO of MA & Associates, LLC and overseeing of the expansion of the marijuana testing division and public relations of Pazoo and Harris Lee, LLC.

David Lieberthal - Director
David Lieberthal is an attorney licensed to practice in the State of California and the principle of the Lieberthal Law Firm.  David is a graduate of the University of California at Irvine, where he earned a bachelor’s degree in economics.  Prior to enrollment in law school, David worked for the U.S. House of Representatives, on public policy issues concerning the monitoring of human rights violations during the Bosnia-Herzegovina War.  David graduated from the University of San Diego School of Law and worked as a trial lawyer before forming his own law firm in 2005.  The Lieberthal Law Firm continues to offer expert counsel in the areas of business law, business transactions, corporate governance, and entrepreneurship.  In 2013, David was hired as C.O.O. for MA & Associates, a startup company formed for the purpose of providing medical marijuana laboratory safety testing within the State of Nevada.  David then co-founded Harris Lee, along with Antonio Del Hierro, and Pazoo, Inc., for the purpose of providing medical marijuana laboratory safety testing on a nationwide scale.  David continues to oversee operations for MA & Associates, while actively working on business development, emerging markets, and contracting for Harris Lee.

Possible Potential Conflicts

The OTC Pink Sheets on which shares of our common stock is quoted does not currently have any director independence requirements.

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

Currently we have four officers and five directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Board of Directors

Our directors hold office until the completion of their terms of office, which is not longer than one year, or until they have been reelected or their successor(s) have been elected. On November 16, 2014 each of our directors was reelected for a one year term. Therefore, our director’s terms of office expire on November 16, 2015. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there is currently one), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers. In hope of attracting exemplary professionals, the company reserves the right to compensate outside directors when such outside directors are elected.

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

Summary Executive Compensation Table

The following table shows, for the fiscal year ended December 2014 and the fiscal year ended December 31, 2013, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.

Executive Compensation.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Steven Basloe,	2014	-	-	-	-	-	-	-	-
President and Director	2013	11,538	-	-	-	-	-	16,750(1)	28,288

David Cunic,	2014	-	5,250	-	-	-	-	22,000(2)	27,250
CEO and Director	2013	-	-	-	-	-	-	-	-

Ben Hoehn,	2014	29,833	5,250	-	-	-	-	16,784(3)	51,867
COO/Acting CFO	2013	2,308	-	-	-	-	-	-	2,308

(1)	Steven Basloe earned $11,538 as a Pazoo employee and $16,750 as a 1099 consultant.
(2)	David Cunic earned $5,250 as a Pazoo employee and $22,000 as a 1099 consultant.
(3)	Ben Hoehn earned $29,833 as a Pazoo employee and $16,784 as a 1099 consultant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned directly and the percentage shown is based on 219,731,242 shares of common stock.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common	Steve Basloe	15,000,000	6.8%	(1)
	560 Sylvan Avenue
	Englewood NJ 07632

Common	David Cunic	15,000,000	6.8%
	13 Old Mill Drive
	Denville NJ 07834

Common	Ben Hoehn	2,500,000	1.1%	(2)
	32 Osborne Place
	West Orange, NJ 07052

Common	Total Beneficial Ownership	32,500,000	14.8%

Common	Total Issued and Outstanding	219,731,242	100.0%

(1)	Mr. Basloe's beneficial ownership includes 1,000,000 shares of stock issued in the names of his four children at his request and direction.
(2)	Ben Hoehn is the Chief Operating Officer and replaced Gina Morreale as Secretary and Treasurer in September 2011.

As of May 13, 2015, shares of the Company's common stock was issued and outstanding was 525,489,998.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following in a summary of transactions during the 2013 and 2014 fiscal years between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or which the Company has chose to voluntarily disclose.

In June of 2013, Steve Basloe, the Chairman of the Board and the President of the Company, is also the owner of SMB Marketing. SMB Marketing, signed a consulting agreement with the Company to create strategy and execute against this plan to roll out the design and production of Pazoo.com and the content for Pazoo.com. The agreement is for a term of two years and requires minimum weekly compensation of $1,000. During 2014 and 2013, he received $57,650 and $14,750 for services provided

On or about April 8, 2014 the Company entered into a Limited Liability Company Membership Interest Purchase Agreement with MA and Associates, LLC (“MA”) whereby the Company will acquire a 40% equity interest in MA in exchange for $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock.  The founders, officers and principal equity holders of MA are David Lieberthal and Antonio Del Heirro.  Mr. Lieberthal was later appointed the Board of Directors of the Company and Mr. Del Heirro was also later appointed to the Board of Directors of the Company and is the Company’s Co-CEO.

On July 23, 2014, the Company and the MA founders formed Harris Lee Holdings, LLC (“Harris Lee”) of which the Company obtained a 45% equity interest for an initial cash contribution of $45.

On October 24, 2014, the Company agreed to acquire an additional 10% interest in Harris Lee in exchange for 300,000 shares of the Company’s Series C Preferred stock based on a series of milestone events. As of December 31, 2014, the acquisition of this additional 10% interest had not closed. Thereafter, on January 13, 2015, the Company agreed to acquire the remaining 45% of Harris Lee in exchange for 450,000 shares of the Company’s Series B Preferred Stock, again issued upon completion of certain milestones.  No construction has commenced on any Harris Lee facility and accordingly no cash has been paid to date.  No shares were issued in 2014. In 2015, based on the milestones, 150,000 shares of Series C Preferred Stock were issued, and all of the 450,000 shares of Series B Preferred Stock were issued.

Under current NASDAQ rules, a director is not considered independent if he or she is also an executive officer or employee of the corporation.  All or our directors are also officers of the Company or its wholly owned subsidiary Harris Lee Holdings, LLC.  As a result we do not have any independent directors.

As a result of the limited operating history of the Company, and its limited financial resources, our management believes that we will have difficulty in attracting independent directors.

Item 14.  Principal Accountant Fees and Services

Our Board of Directors is responsible for the selection, appointment, retention and dismissal of our independent auditors and pre-approves all services to be provided by our independent auditors.  All of the above services and fees were reviewed and approved by our Board of Directors either before or after the respective services were rendered.  Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services is compatible with maintaining our independent auditors’ independence.

The following table shows fees paid for the periods ended December 31, 2014 and 2013:

	2014	2013

Audit fees – Malone Bailey	$46,000	$28,000
Audit related fees	-	-
Tax fees	1,500	750
All other fees	-	-
Total	$47,500	$28,750

PART IV

Item 15.  Exhibits and Financial Statement Schedules

EXHIBIT NUMBER	DESCRIPTION
31.1
Certification of David Cunic, Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
Certification of Antonio Del Herrio, Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Ben Hoehn, Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1
Certification of David Cunic, Co-Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Antonio Del Herrio, Co-Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of ben Hoehn, Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2015	PAZOO, INC.

	By:	/s/ David M. Cunic
David M. Cunic, Individually and as
Co-Chief Executive Officer and Director
(Principal Executive Officer)

May 13, 2015	PAZOO, INC.

	By:	/s/ Antonio Del Hierro
Antonio Del Hierro
Co-Chief Executive Officer and Director
(Principal Executive Officer)

May 13, 2015	PAZOO, INC.

	By:	/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer and Director
(Principal Financial and Accounting Officer)