Form 10-Q
period 2015-03-31
Pazoo, Inc.
filed 2015-06-24
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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
Yes ☐   No ☒

660,811,645 shares of common stock, par value $0.001 per share, outstanding as of June 22, 2015.

Pazoo, Inc.
Form 10-Q

i

Part I – FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements (Unaudited)

The results reflected in the unaudited Consolidated Statement of Operations for the three month period ended March 31, 2015 may not be indicative of results expected for the full year.  The following unaudited Consolidated financial Statements should be read in conjunction with the Notes to the Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations shown in Item 2 of Part I of this report, as well as the audited financial statements and related notes to the financial statements in the Company’s Annual Report on Form 10-K filed on May 13, 2015 with the Securities and Exchange Commission (SEC) for the year ended December 31, 2014.  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules.

PAZOO, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$17,209	$733,637
Accounts receivable	88,770	87,949
Stock subscription receivable	12,999	18,253
Inventories	2,668	2,668
Prepaid expenses	1,465	6,181

Total current assets	123,111	848,688

Intangible assets	200,000	-

Total assets	$323,111	$848,688

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$89,347	$84,189
Loans payable	3,000	3,000
Interest payable	62,602	46,862
Convertible debt, net of unamortized discounts of $242,308 and $413,898	621,133	895,664
Derivative liabilities	1,191,670	2,576,025

Total current liabilities	1,967,752	3,605,740

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $690,124 and $783,668	62,625	28,832

Total long-term liabilities	62,625	28,832

Total liabilities	$2,030,377	$3,634,572

Stockholders' deficit
Common stock, $0.001 par value; 980,000,000 shares authorized, 501,850,585 and 193,030,398 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	501,850	193,031
Convertible preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 1,478,526 shares and 1,203,526 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	1,479	1,204
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,637,500 and 1,187,500 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,637	1,187
Convertible Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, 580,000 and no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	580	-
Additional paid-in capital	7,131,665	4,438,643
Accumulated deficit	(9,344,477)	(7,419,949)

Total stockholders' deficit	(1,707,266)	(2,785,884)

Total liabilities and stockholders' equity deficit	$323,111	$848,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues
Merchandise sales	$-	$218
Advertising sales	20,233	17,109
Total revenues	20,233	17,327
Cost of goods sold
Merchandise sales	-	325
Total cost of goods sold	-	325
Gross profit	20,233	17,002

Selling, general and administrative expenses	1,080,862	206,458
Professional fees	228,521	35,433
Website setup	57,120	22,408
Total operating expenses	1,366,503	264,299

Loss from operations	(1,346,270)	(247,297)

Other expenses:
Gain/(loss) on derivative liability	439,113	(376,187)
Impairment loss on investments	(499,000)	-
Interest expense	(518,371)	(23,804)

Net loss	$(1,924,528)	$(647,288)
Series A preferred stock dividend	(8,962)	(5,672)
Net loss attributable to common stockholders	(1,933,490)	(652,960)

Weighted average common shares outstanding - Basic and diluted	294,471,692	105,994,083

Net loss per common share - Basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,924,528)	$(647,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	862,800	110,991
(Gain)/loss on derivative liabilities	(439,113)	376,187
Impairment loss on equity method investment	499,000	-
Amortization of debt discounts	451,693	17,804
Loss on true-up of convertible notes	34,383	-
Additional common shares issued for true-up of convertible notes	51,470	-
Changes in operating assets and liabilities:
Accounts receivable	(821)	(7,537)
Stock subscription receivable	5,254	-
Inventories	-	1,565
Prepaid expenses and other current assets	4,716	(22,147)
Accounts payable and accrued liabilities	5,159	12,076
Interest payable	66,679	6,000
Net cash used in operating activities	(383,308)	(152,349)

Cash flows from investing activities:
Deposit made on acquisition of investment	-	(50,000)
Cash paid for intangible asset	(200,000)	-
Equity investment in equity method investee	(499,000)	-
Net cash used in investing activities	(699,000)	(50,000)

Cash flows from financing activities:
Borrowings on convertible note, net of original issue discounts	82,500	55,000
Proceeds from issuing common stock	48,380	-
Proceeds from exercise of Series A preferred warrants	-	40,000
Proceeds from sale of Series A preferred stock and warrants	235,000	100,000
Net cash provided by financing activities	365,880	195,000

Net increase in cash and cash equivalents	(716,428)	(7,349)
Cash and cash equivalents beginning of period	733,637	35,848
Cash and cash equivalents end of period	$17,209	$28,499

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Common stock issued for the conversion of Series A preferred stock	$60,000	$1,700
Debt discounts due to derivative liabilities	181,803	60,500
Payments of accounts payable by third party	-	2,075
Original issue discount on convertible note	-	5,500
Resolution of derivative liabilities	1,126,245	-
Common shares issued for conversion of debt and interest	679,251	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pazoo, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Financial Presentation

The unaudited Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows of Pazoo, Inc. (“we”, “our”, “Pazoo” or the “Company”) reflect all normal recurring adjustments nature which are, in the opinion of management, necessary for a fair presentation of financial position and the results of operations for the interim periods presented.  Certain prior-year amounts have been reclassified to conform to the current period presentation.

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

We entered the pharmaceutical testing laboratory market with our acquisitions of MA & Associates, which will operate pharmaceutical testing laboratories in Nevada, and Harris Lee which will operate pharmaceutical testing laboratories in other states.  These pharmaceutical testing laboratories focus on providing quality control services to the medical cannabis industry.  The mission is to protect the public health by providing infrastructure and analytical services to legally-authorized cannabis producers and distributors as well as to regulators.  States that have legalized cannabis are developing cannabis health and safety criteria that we will fulfill through our testing laboratories.

Principles of Consolidation

The accompanying consolidated financial statements include the amounts of the Company and its wholly-owned subsidiary Harris Lee LLC, a Nevada limited liability company.  All intercompany accounts and transactions have been eliminated as of March 31, 2015.

Intangible Assets

Intangible assets as of March 31, 2015 consisted of a license agreement acquired for $200,000 during March 2015 from Steep Hill Labs for the right to take the Steep Hill software and methodology to states above and beyond Nevada. The cost basis of the intangible asset will be amortized over the initial 9-year term of the license. Amortization expense during the three months ended March 31, 2015 was zero as the amount was nominal.

Impairment of Long-Lived Assets

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value.  If the carrying value exeeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized.  An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.  The license was evaluated for impairment and no impairment loss was incurred as of March 31, 2015.

Note 2—GOING CONCERN

From inception of November 16, 2010 through March 31, 2015, the Company has incurred net losses of $9,344,477 and the Company has a working capital deficit as of March 31, 2015.  These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.

Note 3—STOCKHOLDERS’ EQUITY

Common Stock

During the first quarter of 2015, the Company issued 308,820,187 common shares for the following purposes.

3,858,333	shares for third-party services valued at $15,550
5,460,125	shares issued for cash for cash proceeds of $48,380
7,918,528	shares issued for true-up of loan conversion valued and expensed at $51,470
60,000,000	shares resulting from Series A Preferred Stock holders converting 600,000 shares
231,583,201	shares resulting from debt holders converting $679,251 of debt into common stock
308,820,187	shares issued total
193,030,398	shares at December 31, 2014
501,850,585	shares at March 31, 2015

Preferred Stock

During the first quarter of 2015, the Company issued 275,000 net shares of Series A preferred stock for the following purposes.

(600,000)	shares converted into 60,000,000 common shares
875,000	shares issued for $235,000 in cash
275,000	shares total
1,203,526	shares at December 31, 2014
1,478,526	shares at March 31, 2015

During the first quarter of 2015, the Company issued 450,000 net shares of Series B preferred stock and issued 580,000 shares of Series C preferred stock as a part of its investments in Harris Lee and MA investments. The total value of preferred shares at issuance was $847,250.

Warrants

Simultaneous with issuing Series A Preferred Stock in the three month period ended March 31, 2015, and under Investment Agreement No. 5 (October 2014) and Investment Agreement No. 6 (February 2015), we issued 1,750,000 warrants.  These warrants allow the holder to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $0.50, subject to the terms of the warrant agreement between the warrant agent and us.  These warrants are exercisable up to five years from the issuance date.

The following table presents the Series A preferred stock warrant activity during the three months ended March 31, 2015:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2014	1,030,226	$2.23
Granted	1,750,000	0.50
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding - March 31, 2015	2,780,726	1.18
Exercisable - March 31, 2015	2,780,726	$1.18

The weighted average remaining life of the outstanding Series A preferred stock warrants as of March 31, 2015 and December 31, 2014 was 4.23 and 3.26 years, respectively.

The following table presents the common stock warrant activity during the three months ended March 31, 2015:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2014	6,130,470	$0.05
Granted	-	-
Forfeited/Canceled	-	0.05
Exercised	-	-
Outstanding - March 31, 2015	6,130,470	0.05
Exercisable - March 31, 2015	6,130,470	$0.05

The weighted average remaining life of the outstanding common stock warrants as of March 31, 2015 and December 31, 2014 was 0.23 and 0.48 years, respectively.

Note 4—RELATED PARTY TRANSACTIONS

In July 2013, we entered into a consulting agreement with an affiliate of Mr. Basloe. The agreement provides for consulting on marketing-related services for use in our business operations. The amounts paid under this agreement in the three months ended March 31, 2015 and March 31, 2014 were $15,000 and $14,250, respectively.

In January 2015, we entered into a services agreement with a family member of Mr. Basloe. The agreement provided for consultation services related to the Colorado recreational and medical marijuana marketplace and onsite retail operations studies in Boulder, CO and Denver, CO. The consultant was granted 250,000 common shares under the agreement which vest after six months. The fair value of the award was determined to be $1,500 as of March 31, 2015 of which $750 was recognized during the three months ended March 31, 2015 as stock-based compensation.  The shares will be issued upon vesting.

In connection with the investments in Harris Lee and MA Associates, the Company issued Series B and Series C Preferred shares to two current board members, Mr. Del Hierro and Mr. Lierberthal. Mr. Del Hierro was issued 150,000 shares of Series B Preferred shares valued at $150 and 140,000 shares of Series C Preferred shares value at $204,400. Mr. Lieberthal was issued 150,000 shares of Series B Preferred shares valued at $150 and 140,000 shares of Series C Preferred shares value at $204,400.

Note 5—EQUITY METHOD INVESMENTS AND ACQUISITIONS

MA & Associates, LLC

Equity method investees are all entities over which the Company has significant influence, but not control. Significant influence is presumed with a shareholding of between 20% and 50% of the voting rights. Investments in equity method investees are accounted for using the equity method of accounting and are initially recognized at cost. As of March 31, 2015, the Company has significant influence in its investments in, MA & Associates, LLC and subsequently gained control in the second quarter of 2015. (See Subsequent Events.)

As of March 31, 2015, the Company owned a 40% interest in MA. In the first quarter of 2015, the Company paid an additional $499,000 of the $2,000,000 cash portion of the purchase price and issued 100,000 of the 150,000 shares of Series C Preferred Stock.  The remaining shares will be issued in the future after the testing laboratory is operational.  Subsequent to March 31, 2015, the Company paid an additional $237,638. The fair value of the 100,000 Series C shares was determined to be $146,000 and it was recognized as compensation expense to the sellers of MAIn addition, there are 60,000 additional Series C shares to be issued upon achieving certain milestones in 2015 of which 30,000 were issued valued and expensed at $43,800.

In accordance with the agreement, ICPI is entitled to 500,000 Series C shares of which 300,000 were issued valued and expensed at $438,000. The remaining 200,000 shares will be issued upon achieving certain milestones in 2015.

During the quarter ended March 31, 2015, the Company performed an impairment analysis and determined that due to the fact that MA is a start up with no current cash flows; we impaired 100% of the additional equity method investment resulting in an impairment loss of $499,000.

The Company recognizes its proportionate share of the net income or losses for MA in the Statements of Operations, after adjustments to align the accounting policies with those of the Company. When the Company’s share of losses exceeds its interest in equity method investees, the Company reduces to zero its carrying amount of that interest (including any long-term loans) and discontinues recognizing further losses except to the extent that the Company has incurred legal or constructive obligations or made payments on behalf of the equity method investees. The Company eliminates unrealized gains on transactions between the Company and its equity method investees and eliminates unrealized losses unless the transaction provides evidence of an impairment of the asset transferred. Re-measurement differences of equity stake resulting from gaining control over the investee previously recorded as an equity method investments are recorded under Results related to investments in equity method investees. During the quarter ended March 31, 2015, the equity method investment loss recognized was zero as it was determined to be nominal.

Harris Lee Holdings, LLC

At December 31, 2014, the Company owned 45% of Harris Lee Holdings, LLC (“Harris Lee”).  Pursuant to an October 2014 agreement, during the first quarter of 2015, the company acquired an additional 10% interest in Harris Lee in exchange for 150,000 shares of the Company’s Series C Preferred stock based on a series of milestone events.

In January 2015, the Company acquired the remaining 45% of Harris Lee in exchange for 450,000 shares of the Company’s Series B Preferred Stock.

The aggregate fair value of the 450,000 Series B and the 150,000 Series C shares was determined to be $219,450 and it was recognized as compensation expense to the sellers of Harris Lee.   Harris Lee is now consolidated in the Company’s financial results.

During the quarter ended March 31, 2015, Harris Lee was not operating and its impact on the Company’s Statement of Operations was zero as it was determined to be nominal.

Note 6—CONVERTIBLE NOTES

During the first quarter of 2015, the Company recorded discounts of $186,559 on the notes of which $181,003 resulted from derivative liabilities and $5,556 resulted from original issue discounts. Aggregate amortization of debt discounts was $451,693 for the three months ended March 31, 2015.

The following table summarizes the changes in the convertible notes for the three months ending March 31, 2015:

	Short Term	Long Term	Total

Balance as of December 31, 2014 - Net	$895,664	$28,832	$924,496
Add back: unamortized discount	(413,898)	(783,668)	(1,197,566)
Balance as of December 31, 2014 - Gross	$1,309,562	$812,500	$2,122,062
Cash additions	52,500	30,000	82,500
Non-cash additions	34,383	-	34,383
Cash payments	( -)	( -)	( -)
Conversions	(572,756)	(55,556)	(628,312)	(a)
Original issue discount	5,556	-	5,556
Total	829,245	786,944	1,616,189
Less: unamortized discount	(208,113)	(724,319)	(932,432)
Balance as of March 31, 2015	$621,132	$62,625	$686,757

(a)	The Statement of Cash Flows shows $679,251 which consists of $628,312 in principal plus $50,939 in interest. Both were converted into common shares.

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and warrant derivative liabilities based upon the following assumptions during the three months ended March 31, 2015:

March 31, 2015

Dividend yield:	0
Expected volatility	144.0% to 219.0%
Risk free interest rate	0.03% to 1.37%
Expected life (years)	0.25 to 4.91

Note 7—DERIVATIVE LIABILITIES

The following table summarizes the changes in the derivative liabilities during the period ending March 31, 2015:

Balance as of December 31, 2014	$2,576,025

Debt discount	181,003
Original issuance discount	-
Extinguished	(1,126,245)
Change in fair value	(439,113)

Ending balance as of March 31, 2015	$1,191,670

Note 8—FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILIITY

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value at the period ending March 31, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities - March 31, 2015	-	-	1,191,670	1,191,670
Derivative liabilities - December 31, 2014	-	-	2,576,025	2,576,025

Note 9—SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events from the May 15, 2015 filing date of our 2014 Form 10-K with the U. S. Securities and Exchange Commission through June 17, 2015.  During this period, we entered into the following debt and equity transactions:

●	Investors converted $282,067 of Convertible Promissory Notes into 115,461,060 common shares.
●	Investors converted $435,000 of Convertible Preferred Series A Stock into 43,500,000 shares of common stock.
●	We issued 1,437,500 of Series A Preferred Stock for $225,000 in accordance with Investment Agreement No. 5 and No. 6.
●
The Company acquired the remaining 60% of MA & Associates in exchange for an aggregate total of 1,000,000 shares of the Company’s Preferred C shares of stock. The Company now owns 100% of MA & Associates and is consolidating this investment.  In 2014, the company accounted for this investment under the equity method. The Agreement is attached here as Exhibit 99.3.

●	The Company formed a wholly owned subsidiary called CannabisKing Distribution LLC. This subsidiary will distribute ancillary non-regulated products at various testing laboratories across the country.
●
The Company borrowed an aggregate of $780,000 under convertible notes with the following terms:
     Interest rates  8.0% to 12.0%
     Conversion rates  $0.0065 to $0.02
     Maturity dates  November 2015 to April 2020

●	The Company paid back an aggregate total of $373,382 in Convertible Notes.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2015 and March 31, 2014.

Overview
Pazoo (“Pazoo”) was incorporated in Nevada on November 16, 2010 under the name “IUCSS, Inc.” A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011.  We are a health and wellness company. Presently, our primary business is Pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows Pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments. At present our only revenue source is www.pazoo.com which generates product sales and online advertising revenue. As of March 31, 2015, we had total assets of $323,111 and plan to make additional investments in online content.

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

Results of Operations
Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Net Sales.  We had net sales of $20,233 and $17,327 in the three months ended March 31, 2015 and March 31, 2014, respectively.

Cost of Goods Sold. We had cost of goods sold of zero and $325 in the three months ended March 31, 2015 and March 31, 2014, respectively.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased to $1,366,503 for the three month period ended March 31, 2015 from $264,299 for the three month period ended March 31, 2014.  The components of operating expenses are detailed below.

Selling, General and Administrative expenses in the first three months of 2015 increased to $1,080,862 from $206,458 in the first three months of 2014. The increase was mainly comprised of stock compensation, and marketing & advertising.

Professional fees increased to $228,251 in the first three months of 2015 from $35,433 in the first three months of 2014. The increase in professional fees was attributed to an increase in investor relations and investor consultants.

Net Loss.  Our net loss increased to $1,924,528 for the three months ended March 31, 2015 from $647,288 for the same period in 2014.  The increase is primarily attributable to higher operating expense, as outlined above.

Liquidity and Capital Resources.  In the three month period ended March 31, 2015, we had outstanding 501,850,585 common shares, 1,478,526 Series A Preferred Stock shares, 1,637,500 Series B preferred stock, and 580,000 shares of Series C Preferred Stock shares to fund business operations and invest in companies.

Our total assets were $323,111 as of March 31, 2015, which primarily consisted of intangible assets and $88,770 accounts receivable primarily for advertising revenue.

We had negative working capital of $1,844,641 as of March 31, 2015.

Our total liabilities were $2,030,377 which was mainly comprised of derivative liability of $1,191,670 for our convertible notes and convertible debt of $621,133.

Our total stockholder’s deficit as of March 31, 2015 was $1,707,266 and we had a retained deficit of $9,344,477 through the same period.

We used $383,308 in net cash for operating activities for the three months ended March 31, 2015, which included a net loss of $1,924,528 and loss on derivative liability of $439,113.

We had $699,000 net cash used in investing activities in the three month period ended March 31, 2015 due primarily to investment in MA & Associates.

We had $365,880 net cash provided by financing activities in the three month period ended March 31, 2015 due primarily to borrowings on convertible notes and proceeds from sale of Series A preferred stock and warrants.

As of March 31, 2015, we had no formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Subsequent Events.

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through June 17, 2015.  Refer to Note 9, Subsequent Events, for detailed information.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by Item 3.

Item 4     Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Ben Hoehn in his role as Chief Operating Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of March 31, 2015.

We have not made any changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1     Legal Proceedings

No updates for the period ending March 31, 2015

Item 1A   Risk Factors

As a “smaller reporting company” as defined by Item 10(f) of Regulation S-K, we are not required to provide information required by this item.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3     Defaults Upon Senior Securities

None.

Item 4     (Reserved)

Item 5     Other Information

None.

Item 6     Exhibits

Exhibit Number	Description

31.1	Certification of David Cunic, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	ICPI Investment Agreement No. 4
99.2	3-17-14 Board Resolution
99.3	MA & Associates Limited Liability Company Membership Interest Purchase Agreement

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 23, 2015	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

June 23, 2015	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)