Form 10-Q
period 2015-06-30
Pazoo, Inc.
filed 2015-08-19
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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
Yes ☐   No ☒

728,390,950 shares of common stock, par value $0.001 per share, outstanding as of August 19, 2015.

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements (Unaudited)

The results reflected in the unaudited Consolidated Statement of Operations for the three month period ended June 30, 2015 may not be indicative of results expected for the full year.  The following unaudited Consolidated financial Statements should be read in conjunction with the Notes to the Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations shown in Item 2 of Part I of this report, as well as the audited financial statements and related notes to the financial statements in the Company’s Annual Report on Form 10-K filed on May 13, 2015 with the Securities and Exchange Commission (SEC) for the year ended December 31, 2014.  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules.

PAZOO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$152,642	$733,637
Accounts receivable	89,370	87,949
Accounts receivable - related party	2,998	-
Stock subscription receivable	12,999	18,253
Inventories	2,668	2,668
Prepaid expenses	10,247	6,181

Total current assets	270,924	848,688

Fixed assets, net	381,671	-
Intangible assets, net	518,724	-

Total other assets	900,395	-

Total assets	$1,171,319	$848,688

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$119,085	$84,189
Loans payable	3,000	3,000
Interest payable	82,334	46,862
Convertible debt, net of unamortized discounts of $995,770 and $413,898	1,216,877	895,664
Contingent consideration liabilites	1,118,581	-
Derivative liabilities	1,542,994	2,576,025

Total current liabilities	4,082,871	3,605,740

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $875,130 and $783,668	98,348	28,832
Total long-term liabilities	98,348	28,832

Total liabilities	4,181,219	3,634,572

Stockholders' deficit
Common stock, $0.001 par value; 980,000,000 shares authorized, 667,848,681 and 193,030,398 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	667,848	193,031
Convertible preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 2,463,526 and 1,203,526 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	2,463	1,204
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,637,500 and 1,187,500 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	1,637	1,187
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, 1,080,000 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	1,080	-
Additional paid-in capital	9,092,353	4,438,643
Accumulated deficit	(12,775,281)	(7,419,949)

Total stockholders' deficit	(3,009,900)	(2,785,884)

Total liabilities and stockholders' deficit	$1,171,319	$848,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:
Advertising sales	$1,399	$34,058	$21,632	$51,167
Merchandise sales	-	35	-	252
Total revenues	1,399	34,093	21,632	51,419

Cost of goods sold
Merchandise sales	-	244	-	569
Total cost of goods sold	-	244	-	569

Gross profit	1,399	33,849	21,632	50,850

Operating expenses:
Selling, general and administrative expenses	401,921	320,808	1,482,783	605,039
Professional fees	299,035	136,701	527,556	172,134
Website setup	49,271	34,702	106,391	57,110
Total operating expenses	750,227	492,211	2,116,730	834,283

Loss from operations	(748,828)	(458,362)	(2,095,098)	(783,433)

Other expenses:
Gain/(Loss) on derivative liabilities	(433,082)	(38,887)	6,031	(337,300)
Goodwill impairment	(2,260,179)	-	(2,260,179)	-
Gain on change in fair value of contingent consideration	258,500	-	258,500	-
Net gain on change in fair of equity method investment	567,028	-	68,028	-
Interest expense	(814,243)	(6,000)	(1,332,614)	(12,000)

Net loss	$(3,430,804)	$(503,249)	$(5,355,332)	$(1,132,733)

Series A preferred stock dividends	(24,177)	(5,133)	(33,139)	(10,209)

Net loss attributable to common stockholders	$(3,454,981)	$(508,382)	$(5,388,471)	$(1,142,942)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	611,091,133	111,809,486	451,212,156	108,865,363

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(5,355,332)	$(1,132,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,111,453	83,526
Goodwill impairment	2,260,179	-
Depreciation	6,469	-
Amortization	6,105	-
Gain on change in fair value of contingent consideration	(258,500)	-
Stock-based compensation	898,444	346,268
(Gain)/loss on derivative liabilities	(6,031)	337,300
Loss on true-up of convertible notes	44,383	-
Additional common shares issued for true-up of convertible notes	93,087	-
Impairment loss on equity method investment	778,639	-
Change in fair value of equity method investment	(846,667)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,421)	(19,240)
Accounts receivable - related party	70
Stock subscription receivable	5,254	-
Inventory	-	1,323
Prepaid expenses and other current assets	9,985	121
Accounts payable and accrued liabilities	18,917	18,933
Interest payable	167,645	-
Net cash used in operating activities	(1,067,321)	(364,502)

Cash flows from investing activities:
Deposit made on acquisition of investment	-	(198,000)
Cash paid for intangible asset	(307,500)	-
Cash received in acquisition of MA & Associates	1,798	-
Investment in equity method investee	(778,639)	-
Net cash used in investing activities	(1,084,341)	(198,000)

Cash flows from financing activities:
Borrowings on convertible note, net of original issue discounts	1,250,287	344,725
Repayments on convertible notes	(350,000)	-
Capital contributions from management	42,000
Proceeds from issuing common stock	48,380	-
Proceeds from exercise of Series A preferred warrants	-	40,000
Proceeds from sale of Series A preferred stock and warrants	580,000	270,270
Net cash provided by financing activities	1,570,667	654,995

Net increase (decrease) in cash and cash equivalents	(580,995)	92,493

Cash and cash equivalents beginning of period	733,637	35,848

Cash and cash equivalents end of period	$152,642	$128,341

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Preferred shares issued for acquisition of MA & Associates	$635,000	$-
Contingent consideration for acquisition of MA & Associates	1,377,081	-
Common stock issued for the conversion of Series A preferred stock	111,500	1,700
Debt discount due to derivative liabilities	855,101	319,581
Payments of accounts payable by third party	-	2,075
Original issue discount on convertible note	-	15,500
Resolution of derivative liabilities	1,882,101	-
Convertible debt issued for accrued rent expense	14,051	16,601
Common shares issued for conversion of debt and interest	952,305	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pazoo, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Financial Presentation

The unaudited Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows of Pazoo, Inc. (“we”, “our”, “Pazoo” or the “Company”) reflect all normal recurring adjustments the nature of which are, in the opinion of management, necessary for a fair presentation of financial position and the results of operations for the interim periods presented.  Certain prior-year amounts have been reclassified to conform to the current period presentation.

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

We entered the pharmaceutical testing laboratory market with our acquisitions of MA & Associates, LLC which will operate pharmaceutical testing laboratories in Nevada, and Harris Lee Holdings, LLC which will operate pharmaceutical testing laboratories in other states.  These pharmaceutical testing laboratories focus on providing quality control services to the medical cannabis industry.  The mission is to protect the public health by providing infrastructure and analytical services to legally-authorized cannabis producers and distributors as well as to regulators.  States that have legalized cannabis are developing cannabis health and safety criteria that we will fulfill through our testing laboratories.

Principles of Consolidation

The accompanying consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries Harris Lee Holdings LLC and MA & Associates, LLC, each a Nevada limited liability company.  All intercompany accounts and transactions have been eliminated as of June 30, 2015.

Intangible Assets

Intangible assets as of June 30, 2015 consisted of a license agreement acquired for $307,500 from Steep Hill Labs for the right to take the Steep Hill software and methodology to states above and beyond Nevada , $100,000 from the MA license and 117,329 in in-process research & development.  The cost basis of the intangible asset will be amortized over the initial 9-year term of the license. Amortization expense during the three months ended June 30, 2015 was $6,105.

Impairment of Long-Lived Assets

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value.  If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized.  An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.  The Steep Hill and MA license, along with the in-process research & development, were evaluated for impairment and no impairment loss was incurred as of June 30, 2015.

Note 2—GOING CONCERN

From inception of November 16, 2010 through June 30, 2015, the Company has incurred net losses of $12,775,281 and the Company has a working capital deficit as of June 30, 2015.  These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.  Furthermore, we look to expand our business and further eliminate the ongoing concern by establishing our medical marijuana testing labs in Denver, CO, Las Vegas, NV, and Portland, OR.

Note 3—STOCKHOLDERS’ EQUITY

Capital Contributions

MA & Associates: the Company contributed $42,000 for voluntary capital contributions to MA & Associates for the six months ended June 30, 2015.

Common Stock

During the six months ending June 30, 2015, the Company issued 474,818,283 common shares for the following purposes.

6,158,333	shares for third-party services valued at $51,194
5,460,125	shares issued for cash for cash proceeds of $48,380
12,165,163	shares issued for true-up of loan conversion valued and expensed at $93,087
111,500,000	shares resulting from Series A Preferred Stock holders converting 1,115,000 shares
339,534,662	shares resulting from debt holders converting $952,305 of debt into common stock
474,818,283	shares issued total
193,030,398	shares at December 31, 2014
667,848,681	shares at June 30, 2015

Preferred Stock

During the first six months ending June 30, 2015, the Company issued 1,260,000 net shares of Series A preferred stock for the following purposes.

(1,115,000)	shares converted into 111,500,000 common shares
2,375,000	shares issued for $580,000 in cash
1,260,000	shares total
1,203,526	shares at December 31, 2014
2,463,526	shares at June 30, 2015

During the six months ending June 30, 2015, the Company issued 450,000 net shares of Series B preferred stock and issued 1,080,000 shares of Series C preferred stock as a part of its investments in Harris Lee Holdings, LLC and MA & Associates, LLC investments. The total value of preferred shares at issuance was $1,482,250.

Warrants

Simultaneous with issuing Series A Preferred Stock to ICPI in the six month period ended June 30, 2015, and under Investment Agreement No. 5 (October 2014) and Investment Agreement No. 6 (February 2015), we issued 2,325,000 warrants.  These warrants allow the holder to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $0.50, subject to the terms of the warrant agreement between the warrant agent and us.  These warrants are exercisable up to five years from the issuance date.

The following table presents the Series A preferred stock warrant activity during the six months ended June 30, 2015:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2014	1,030,226	$2.23
Granted	2,325,000	0.50
Forfeited/Canceled	(50,000)	0.05
Exercised	-	-
Outstanding - June 30, 2015	3,305,226	0.96
Exercisable - June 30, 2015	3,305,226	$0.96

The weighted average remaining life of the outstanding Series A preferred stock warrants as of June 30, 2015 and December 31, 2014 was 4.22 and 3.26 years, respectively.

The following table presents the common stock warrant activity during the six months ended June 30, 2015:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2014	6,130,470	$0.05
Granted	-	-
Forfeited/Canceled	(5,000,000)	0.05
Exercised	-	-
Outstanding - June 30, 2015	1,130,470	0.01
Exercisable - June 30, 2015	1,130,470	$0.01

The weighted average remaining life of the outstanding common stock warrants as of June 30, 2015 and December 31, 2014 was 0.92 and 0.48 years, respectively.

Note 4—RELATED PARTY TRANSACTIONS

In July 2013, we entered into a consulting agreement with an affiliate of Mr. Basloe. The agreement provides for consulting on marketing-related services for use in our business operations. The amounts paid under this agreement in the six months ended June 30, 2015 and June 30, 2014 were $36,000 and $35,875, respectively.

In January 2015, we entered into a services agreement with a family member of Mr. Basloe. The agreement provided for consultation services related to the Colorado recreational and medical marijuana marketplace and onsite retail operations studies in Boulder, CO and Denver, CO. The consultant was granted 250,000 common shares under the agreement which vest after six months. The fair value of the award was determined to be $1,750, of which $1,750 was recognized during the six months ended June 30, 2015 as stock-based compensation.  The shares will be issued upon vesting.

In connection with the investments in Harris Lee Holdings, LLC and MA & Associates, LLC the Company issued Series B and Series C Preferred shares to two current board members, Mr. Del Hierro and Mr. Lierberthal. Mr. Del Hierro was issued 150,000 shares of Series B Preferred shares valued at $150 and 140,000 shares of Series C Preferred shares valued at $204,400. Mr. Lieberthal was issued 150,000 shares of Series B Preferred shares valued at $150 and 140,000 shares of Series C Preferred shares valued at $204,400.

Note 5—EQUITY METHOD INVESTMENTS AND ACQUISITIONS

MA & Associates, LLC

Equity method investees are all entities over which the Company has significant influence, but not control. Significant influence is presumed with a shareholding of between 20% and 50% of the voting rights. Investments in equity method investees are accounted for using the equity method of accounting and are initially recognized at cost. As of June 30, 2015, the Company has control of MA & Associates, LLC.

On April 8, 2014 the Company entered into a Limited Liability Company Membership Interest Purchase Agreement with MA & Associates, LLC (“MA”) under which the Company agreed to acquire a 40% equity interest in MA for two testing locations in exchange for a purchase price of $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock. MA was formed to become a marijuana testing laboratory within the State of Nevada. In 2014 the Company paid an aggregate of $542,780 of the cash portion of the purchase price. This equity method investment was fully impaired during 2014. In 2015, the Company paid an additional $778,639 of the $2,000,000 cash portion of the purchase price and issued 100,000 of the 150,000. The $778,639 equity method investment was fully impaired in 2015. The fair value of the 100,000 Series C shares was determined to be $146,000 and it was recognized as compensation expense to the sellers of MA. In addition, there are 60,000 additional Series C shares to be issued for compensation upon achieving certain milestones in 2015 of which 30,000 were issued valued and expensed at $43,800.

On June 3, 2015, the Company entered into an agreement to acquire the remaining 60% interest in MA & Associates, LLC for 1,000,000 shares of Series C preferred stock. 500,000 of the shares were issued and valued at $635,000. The remaining 500,000 shares under the 60% agreement and the remaining 50,000 shares under the 40% agreement will be issued in the future after the testing laboratory is operational. The fair value of the additional 550,000 shares was determined to be $698,500 as of the date of this acquisition and this fair value, along with the remaining cash payments due under the 40% acquisition, were recognized as a contingent consideration liability of $1,377,081. As of June 30, 2015, the fair value of the contingent consideration liability was determined to be $1,118,581 resulting in a gain on the change in fair value of contingent consideration of $258,500. In accounting for this step-acquisition, the Company estimated the fair value of the previous equity method investment to be $846,667 as of the date control was obtained. This resulted in a gain on the change in fair value of equity method investment of $846,667 as the carrying value of the equity method investment was $0.

In accordance with the purchase agreement to acquire MA & Associates, LLC, ICPI is entitled to 500,000 Series C shares of which 300,000 were issued valued and expensed at $438,000. The remaining 200,000 shares will be issued upon achieving certain milestones in 2015.

The aggregate purchase price for the business acquisition was approximately $2.9 million consisting of contingent consideration with a fair value of $1,377,081, 500,000 shares of Series C valued at $635,000 and the fair value of the previously held equity method investment of $846,667. The acquisitions were accounted for using the purchase method and accordingly, the purchase price was allocated based on the estimated fair market values of the assets acquired and liabilities assumed on the date of each acquisition.  As of the date of acquisition we felt that the entire acquisition cost should be impaired as MA & Associates, LLC had not yet begun its testing operations and it is uncertain when the testing operations would begin. The goodwill from the transaction was $2,260,179 and the impaired value of the goodwill was equal to $2,260,179. The fair value of the assets acquired and liabilities assumed for this acquisition is as follows:

ACQUIRED ASSETS:
Current assets	$4,866
In-process research & development	117,329
Licensing	100,000
Other assets	388,140
Total assets acquired	$610,335

LIABILITIES ASSUMED:
Current liabilities	$(11,756)
Other liabilities	(9)
Total liabilities assumed	$(11,766)
Net assets acquired	$598,569

Unaudited pro forma results of operations data for the three and six months ended June 30, 2015 and 2014 are shown below as if the Company and the entities described above had been combined on January 1, 2014. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

Unaudited Pro Forma Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-
Loss from operations	-	-	-	-
Net income (loss)	$-	$-	$-	$-

Harris Lee Holdings, LLC

At December 31, 2014, the Company owned 45% of Harris Lee Holdings, LLC (“Harris Lee”).  Pursuant to an October 2014 agreement, during the first quarter of 2015, the company acquired an additional 10% interest in Harris Lee in exchange for 150,000 shares of the Company’s Series C Preferred stock to be issued based on a series of milestone events.

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

During the quarter ended June 30, 2015, Harris Lee was not operating and its impact on the Company’s Statement of Operations was zero as it was determined to be nominal.

As of the date of acquisition we felt that the entire acquisition cost should be impaired as Harris Lee Holdings, LLC had not yet begun its testing operations and it is uncertain when the testing operations would begin.

Note 6—CONVERTIBLE NOTES

During the six months ended June 30, 2015, the Company recorded discounts of $909,657 on the notes of which $855,101 resulted from derivative liabilities and $54,556 resulted from original issue discounts. During the six months ended June 30, 2015, the Company recognized a total of $137,470 in losses on true-up of convertible notes of which $44,383 related to additional principal and $93,087 related to additional shares issued. Aggregate amortization of debt discounts was $1,111,453 for the six months ended June 30, 2015.

The following table summarizes the changes in the convertible notes for the six months ending June 30, 2015:

	Short Term	Long Term	Total

Balance as of December 31, 2014 - Net	$898,664	$28,832	$927,496
Add back: unamortized discount	(413,898)	(783,668)	(1,197,566)
Balance as of December 31, 2014 - Gross	$1,312,562	$812,500	$2,125,062
Cash additions	970,287	280,000	1,250,287
Non-cash additions	58,434	-	58,434	(a)
Cash payments	(350,000)	-	(350,000)
Conversions	(724,344)	(100,000)	(824,344)	(b)
Original issue discount	54,556	-	54,556
Total	1,321,495	992,500	2,313,995
Less: unamortized discount	(101,618)	(894,152)	(995,770)
Balance as of June 30, 2015	$1,219,877	$98,348	$1,318,225

(a)  The Statement of Cash Flows reflects $14,051 for accrued rent and $44,383 for true up of shares.

(b)  The Statement of Cash Flows reflects $952,305 which consists of $824,344 in principal plus $127,961 in interest. Both were converted into common shares.

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and warrant derivative liabilities based upon the following assumptions during the three months ended June 30, 2015:

June 30, 2015

Dividend yield:	0
Expected volatility	161.0% to 214.0%
Risk free interest rate	0.02% to 1.63%
Expected life (years)	0.16 to 4.89

Note 7—DERIVATIVE LIABILITIES

The following table summarizes the changes in the derivative liabilities during the period ending June 30, 2015:

Balance as of December 31, 2014	$2,576,025

Debt discount	855,101
Original issuance discount	-
Extinguished	(1,882,101)
Change in fair value	(6,031)

Ending balance as of June 30, 2015	$1,542,944

Note 8—FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value at the period ending June 30, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities – June 30, 2015	-	-	2,661,575	2,661,575
Derivative liabilities – December 31, 2014	-	-	2,576,025	2,576,025

Note 9—SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through August 19, 2015.  During this period, we entered into the following debt and equity transactions:

●	Investors converted $97,405 of Convertible Promissory Notes into 36,208,656 common shares.
●	Investors converted 200,000 Convertible Preferred Series A Stock into 20,000,000 shares of common stock.
●
The Company borrowed one Convertible Note of $125,000 under convertible notes with the following terms: 8.0% interest, maturity date of 4/14/16, and a conversion price calculated at 50% discount to the lowest trading price of the previous 15 days.

●
The Company took an investment of $125,000 in exchange for Convertible Series C Stock which converts to 12,500,000 common shares. The Company has not yet issued any shares as a result of this agreement and no cash has been received.

●
On July 24, 2015, the Company entered into a revolving loan agreement whereby the Company will act as Lender to Harris Lee Colorado, LLC. The maximum principal of the loan is $2,500,000, of which $0 is outstanding as of this date. The maturity date for the loan is January 24, 2023 and has an interest rate of the higher of 1.77% per annum or LIBOR + 50 bps, but not to exceed 4.0% per annum.

●	The Company issued a total of 4,500,000 warrant exercise shares less 166,387 exercise shares in cashless exercise.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months and six months ended June 30, 2015 and June 30, 2014.

Overview
Pazoo (“Pazoo”) was incorporated in Nevada on November 16, 2010 under the name “IUCSS, Inc.” A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011.  We are a health and wellness company. Presently, our primary business is Pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows Pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments. At present our only revenue source is www.pazoo.com which generates product sales and online advertising revenue. As of June 30, 2015, we had total assets of $470,755 and plan to make additional investments in online content.

Pazoo, Inc., is a company focused on health, wellness and safety. Our focus is to provide best-in-class laboratory testing of cannabis and cannabinoids to protect consumers from impurities, contaminants and other irregularities. Through our wholly-owned subsidiary, Harris Lee, and our partnership with MA & Associates, Pazoo provides industry-leading laboratory testing of cannabis. Harris Lee’s and MA’s license agreements with Steep Hill Labs, Inc. allows the Pazoo subsidiaries to use Steep Hill’s top-rated testing protocols in select markets as we expand throughout the USA. Pazoo’s subsidiaries are currently licensed to test cannabis in Nevada, Oregon and Colorado, with other states to come. Additionally, Pazoo delivers a comprehensive array of health and wellness information on its website www.pazoo.com.

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

●
Pharmaceutical Testing Facilities.   We entered this arena through our April 2014 acquisition of a 40% minority equity stake in MA & Associates, LLC. MA & Associates was launched in September of 2013 to provide quality control services to the medical cannabis industry. MA & Associates’ primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations. As of June, 2015, we have acquired a 100% equity state in MA & Associates, LLC and the testing laboratory in Las Vegas Nevada is open for business.

The company will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented. MA & Associates’ primary customer base includes all of the licensed cannabis cultivators, in the State of Nevada, and their customers are required by law to have their products tested before they can be transferred to the dispensaries.

We have further expanded our footprint in this arena through our acquisition of 100% stake in Harris Lee Holdings, LLC, a company formed to take the MA & Associates testing model outside of Nevada and into other states.  The company is currently in the process of partnering with Harris Lee Colorado, LLC to take over an existing lab in Denver, Colorado, and just announced it has leased a space in Portland, Oregon where it will be establishing a testing lab. We are in a unique position to provide the mandated health and safety testing upon which this burgeoning industry must hinge moving forward.

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

Results of Operations
Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014

Net Sales.  We had net sales of $1,399 and $34,093 in the three months ended June 30, 2015 and June 30, 2014, respectively.

Cost of Goods Sold. We had cost of goods sold of zero and $244 in the three months ended June 30, 2015 and June 30, 2014, respectively.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased to $750,227 for the three month period ended June 30, 2015 from $492,211 for the three month period ended June 30, 2014.  The components of operating expenses are detailed below.

Selling, General and Administrative expenses increased to $401,921 from $320,808, in 2015 versus 2014 which was mainly comprised of professional fees, stock compensation, and marketing & advertising.

Professional fees increased to $299,035 from $136,701 in 2015 versus 2014. The increase in professional fees was attributed to an increase in investor relations and investor consultants.

Net Loss.  Our net loss increased to $3,430,804 for the three months ended June 30, 2015 from $503,249 for the same period in 2014.  The increase is primarily attributable to higher operating expense, as outlined above.

Results of Operations
Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

Net Sales.  We had net sales of $21,632 and $51,419 in the six months ended June 30, 2015 and June 30, 2014, respectively.

Cost of Goods Sold. We had cost of goods sold of zero and $569 in the six months ended June 30, 2015 and June 30, 2014, respectively.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased to $2,116,730 for the six month period ended June 30, 2015 from $834,283 for the six month period ended June 30, 2014.  The components of operating expenses are detailed below.

Selling, General and Administrative expenses increased to $1,482,783 from $605,039, in 2015 versus 2014 which was mainly comprised of professional fees, stock compensation, and marketing & advertising.

Professional fees increased to $527,556 from $172,134 in 2015 versus 2014. The increase in professional fees was attributed to an increase in investor relations and investor consultants.

Net Loss.  Our net loss increased to $5,355,332 for the six months ended June 30, 2015 from $1,132,733 for the same period in 2014.  The increase is primarily attributable to higher operating expense, as outlined above.

Liquidity and Capital Resources.  In the six month period ended June 30, 2015, we had outstanding 667,848,681 common shares, 2,463,526 Series A Preferred Stock shares, 1,637,500 Series B preferred stock, and 1,080,000 shares of Series C Preferred Stock shares to fund business operations and invest in companies.

Our total assets were $900,395 as of June 30, 2015, which primarily consisted of intangible assets and $89,370 accounts receivable primarily for advertising revenue.

We had negative working capital of $3,811,947 as of June 30, 2015.

Our total liabilities were $4,181,219 which was mainly comprised of derivative liabilities of $1,542,994, convertible debt of $1,216,877 and contingent consideration liabilities of $1,118,581.

Our total stockholder’s deficit as of June 30, 2015 was $3,009, 900 and we had a retained deficit of $12,775,281 through the same period.

We used $1,067,321 in net cash for operating activities for the six months ended June 30, 2015, which included a net loss of $5,355,332 and gain on derivative liability of $6,031.

We had $1,084,341 net cash used in investing activities in the six month period ended June 30, 2015 due primarily to investment in MA & Associates.

We had $1,570,667 net cash provided by financing activities in the six month period ended June 30, 2015 due primarily to borrowings on convertible notes and proceeds from sale of Series A preferred stock and warrants.

As of June 30, 2015, we had no formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Subsequent Events.

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through August 14, 2015.  Refer to Note 9, Subsequent Events, for detailed information.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by Item 3.

Item 4     Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Ben Hoehn in his role as Chief Operating Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of June 30, 2015.

We have not made any changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1     Legal Proceedings

No updates for the period ending June 30, 2015.

Item 1A   Risk Factors

As a “smaller reporting company” as defined by Item 10(f) of Regulation S-K, we are not required to provide information required by this item.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3     Defaults Upon Senior Securities

None.

Item 4     (Reserved)

Item 5     Other Information

None.

Item 6     Exhibits

Exhibit Number	Description

31.1	Certification of David Cunic, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	MA & Associates Limited Liability Company Membership Interest Purchase Agreement

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2015	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

August 19, 2015	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)