Form 10-Q/A
period 2015-06-30
Pazoo, Inc.
filed 2015-08-20
CIK 1533427

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

Pazoo, Inc.
Form 10-Q

Explanatory Note for Amendment #1:
This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on August 19, 2015. No other changes, revisions, or updates were made to the original amended filing.

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

August 20 , 2015	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

August 20 , 2015	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)