Form 10-Q/A
period 2015-06-30
Pazoo, Inc.
filed 2015-11-16
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q/A
Amendment #2
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

EXPLANATORY NOTE FOR FORM 10Q/A

This Form 10-Q/A (Amendment No. 2) amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2015 and is being filed to amend and restate our Consolidated Balance Sheet and Consolidated Statement of Operations for the three months and six months ended June 30, 2015 and to amend related disclosures.

This Form 10-Q/A is as of the filing date of the original Form 10-Q, and it does not reflect events occurring after the filing of the original Form 10-Q, nor does it modify or update those disclosures presented therein, except with regard to the modifications described above.

The Original Filing, as amended, is set forth in its entirety for convenience, but not all exhibits filed with the Original Filing are filed with this Form 10-Q/A. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

In connection with the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2015, management determined that we incorrectly immediately impairment the Goodwill derived when we obtained control of  MA & Associates, LLC during the second quarter of 2015. We determined that the impact of the incorrect accounting was not material to periods prior to 2015.

In addition management identified two separate convertible debt transactions which were not accounted for correctly, one being a note in default which required additional interest expense to be recognized for the three and six month period ended June 30, 2015 and a conversion which occurred during the second quarter which was mistakenly charged to compensation expense and not a reduction to the net convertible debt balance.

Our Consolidated Balance Sheet, Consolidated Statement of Operations and cash flows for the three and six months ended June 30, 2015 has been restated, resulting in an increase in goodwill on the balance sheet from $0 to $1,128,442 and increase in total assets from $1,171,319 to $2,299,761.  Total liabilities increased by $129,885 and total stockholders’ deficit increased by $998,557. The restatement of our Consolidated Statement of Operations resulted in the elimination of the previous goodwill impairment charge of $2,260,179 as well as a reduction in the impairment loss on equity method investment from a gain of $68,028 to a loss of $780,209 for the six months ended June 30, 2015 and from a gain of $567,028 to a loss of $281,209 for the three months ended June 20, 2015.  Net loss increased from a loss of $5,255,332 to a loss of $4,221,774 for the six months ended June 30, 2015 and increased from a loss of $3,430,804 to a loss of $2,297,246.

Corresponding amounts derived from the restated Consolidated Balance Sheet and Consolidated Statement of Operations Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to the restated amounts where applicable.

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

PAZOO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$152,642	$733,637
Accounts receivable	89,370	87,949
Accounts receivable - related party	2,998	-
Stock subscription receivable	12,999	18,253
Inventories	2,668	2,668
Prepaid expenses	10,247	6,181

Total current assets	270,924	848,688

Fixed assets, net	381,671	-
Goodwill	1,128,442	-
Intangible assets, net	518,724	-

Total other assets	2,028,837	-

Total assets	$2,299,761	$848,688

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$119,085	$84,189
Loans payable	3,000	3,000
Interest payable	166,855	46,862
Convertible debt, net of unamortized discounts of $284,366 and $413,898	1,152,240	895,664
Contingent consideration liabilites	1,228,581	-
Derivative liabilities	1,542,994	2,576,025

Total current liabilities	2,984,174	3,605,740

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $838,596 and $783,668	98,348	28,832
Total long-term liabilities	98,348	28,832

Total liabilities	4,311,103	3,634,572

Stockholders' deficit
Common stock, $0.001 par value; 980,000,000 shares authorized, 667,848,681 and 193,030,398 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	667,848	193,031
Convertible preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 2,463,526 and 1,203,526 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	2,463	1,204
Preferred stock, Ser. B, $0.001 par value, 2,500,000 shares authorized, 1,637,500 and 1,187,500 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	1,637	1,187
Preferred stock, Ser. C, $0.001 par value, 7,500,000 shares authorized, 1,080,000 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	1,080	-
Additional paid-in capital	8,957,353	4,438,643
Accumulated deficit	(11,641,723)	(7,419,949)

Total stockholders' deficit	(2,011,343)	(2,785,884)

Total liabilities and stockholders' deficit	$2,299,761	$848,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Restated)		(Restated)
Revenues:
Advertising sales	$1,399	$34,058	$21,632	$51,167
Merchandise sales	-	35	-	252
Total revenues	1,399	34,093	21,632	51,419

Cost of goods sold
Merchandise sales	-	244	-	569
Total cost of goods sold	-	244	-	569

Gross profit	1,399	33,849	21,632	50,850

Operating expenses:
Selling, general and administrative expenses	401,921	320,808	1,482,783	605,039
Professional fees	299,035	136,701	527,556	172,134
Website setup	49,271	34,702	106,391	57,110
Total operating expenses	750,227	492,211	2,116,730	834,283

Loss from operations	(748,828)	(458,362)	(2,095,098)	(783,433)

Other expenses:
Gain/(Loss) on derivative liabilities	(433,082)	(38,887)	6,031	(337,300)
Impairment loss on equity method investments	(281,209)	-	(780,209)	-
Interest expense	(834,127)	(6,000)	(1,352,498)	(12,000)

Net loss	$(2,297,246)	$(503,249)	$(4,221,774)	$(1,132,733)

Series A preferred stock dividends	(24,177)	(5,133)	(33,139)	(10,209)

Net loss attributable to common stockholders	$(2,321,423)	$(508,382)	$(4,254,913)	$(1,142,942)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	611,091,133	111,809,486	451,212,156	108,865,363

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(Restated)
Cash flows from operating activities:
Net loss	$(4,221,774)	$(1,132,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,111,453	83,526
Goodwill impairment	-	-
Depreciation	6,469	-
Amortization	6,105	-
Gain on change in fair value of contingent consideration	-	-
Stock-based compensation	833,807	346,268
(Gain)/loss on derivative liabilities	(6,031)	337,300
Loss on true-up of convertible notes	44,383	-
Additional common shares issued for true-up of convertible notes	93,087	-
Impairment loss on equity method investment	780,209	-
Change in fair value of equity method investment	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,421)	(19,240)
Accounts receivable - related party	70
Stock subscription receivable	5,254	-
Inventory	-	1,323
Prepaid expenses and other current assets	9,985	121
Accounts payable and accrued liabilities	34,895	18,933
Interest payable	236,188	-
Net cash used in operating activities	(1,067,321)	(364,502)

Cash flows from investing activities:
Deposit made on acquisition of investment	-	(198,000)
Cash paid for intangible asset	(307,500)	-
Cash received in acquisition of MA & Associates	1,798	-
Investment in equity method investee	(778,639)	-
Net cash used in investing activities	(1,084,341)	(198,000)

Cash flows from financing activities:
Borrowings on convertible note, net of original issue discounts	1,250,287	344,725
Repayments on convertible notes	(350,000)	-
Capital contributions from management	42,000
Proceeds from issuing common stock	48,380	-
Proceeds from exercise of Series A preferred warrants	-	40,000
Proceeds from sale of Series A preferred stock and warrants	580,000	270,270
Net cash provided by financing activities	1,570,667	654,995

Net increase (decrease) in cash and cash equivalents	(580,995)	92,493

Cash and cash equivalents beginning of period	733,637	35,848

Cash and cash equivalents end of period	$152,642	$128,341

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Preferred shares issued for acquisition of MA & Associates	$500,000	$-
Contingent consideration for acquisition of MA & Associates	1,228,581	-
Common stock issued for the conversion of Series A preferred stock	111,500	1,700
Debt discount due to derivative liabilities	855,101	319,581
Payments of accounts payable by third party	-	2,075
Original issue discount on convertible note	-	15,500
Resolution of derivative liabilities	1,882,101	-
Convertible debt issued for accrued rent expense	14,051	16,601
Common shares issued for conversion of debt and interest	1,016,943	-

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

Intangible Assets

Intangible assets as of June 30, 2015 consisted of a license agreement acquired for $307,500 from Steep Hill Labs for the right to take the Steep Hill software and methodology to states above and beyond Nevada, $100,000 from the MA license and $ 117,329 in in-process research & development. The cost basis of the intangible asset will be amortized over the initial 9-year term of the license. Amortization expense during the three months ended June 30, 2015 was $6,105.

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

Note 2—GOING CONCERN

From inception of November 16, 2010 through June 30, 2015, the Company has incurred net losses of $11,641,723 and the Company has a working capital deficit as of June 30, 2015.  These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.  Furthermore, we look to expand our business and further eliminate the ongoing concern by establishing our medical marijuana testing labs in Denver, CO, Las Vegas, NV, and Portland, OR.

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

During the six months ending June 30, 2015, the Company issued 450,000 net shares of Series B preferred stock and issued 1,080,000 shares of Series C preferred stock as a part of its investments in Harris Lee Holdings, LLC and MA & Associates, LLC investments. The total value of preferred shares at issuance was $1,462,250 .

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

On June 3, 2015, the Company entered into an agreement to acquire the remaining 60% interest in MA & Associates, LLC for 1,000,000 shares of Series C preferred stock. 500,000 of the shares were issued and valued at $500,000 . The remaining 500,000 shares under the 60% agreement and the remaining 50,000 shares under the 40% agreement will be issued in the future after the testing laboratory is operational. The fair value of the additional 550,000 shares was determined to be $550,000 as of the date of this acquisition and this fair value, along with the remaining cash payments due under the 40% acquisition, were recognized as a contingent consideration liability of $1,228,581 . In accounting for this step-acquisition, the Company estimated the fair value of the previous equity method investment to be $666,667 as of the date control was obtained. This resulted in a loss on the change in fair value of equity method investment of $61,914 as the carrying value of the equity method investment was $728,581 .

In accordance with the purchase agreement to acquire MA & Associates, LLC, ICPI is entitled to 500,000 Series C shares of which 300,000 were issued valued and expensed at $438,000. The remaining 200,000 shares will be issued upon achieving certain milestones in 2015.

The aggregate purchase price for the business acquisition was approximately $1.7 million consisting of 1,000,000 shares of Series C valued at $1,000,000 and the fair value of the previously held equity method investment of $666,667 . The acquisitions were accounted for using the purchase method and accordingly, the purchase price was allocated based on the estimated fair market values of the assets acquired and liabilities assumed on the date of each acquisition.  As of the date of acquisition we felt that the entire acquisition cost should be impaired as MA & Associates, LLC had not yet begun its testing operations and it is uncertain when the testing operations would begin. The goodwill from the transaction was $1,128,442 . The fair value of the assets acquired and liabilities assumed for this acquisition is as follows:

ACQUIRED ASSETS:
Current assets	$4,866
In-process research & development	117,329
Licensing	100,000
Other assets	327,796
Total assets acquired	$549,991

LIABILITIES ASSUMED:
Current liabilities	$(11,756)
Other liabilities	(10)
Total liabilities assumed	$(11,766)
Net assets acquired	$538,225

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

	Unaudited Pro Forma Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Restated)		(Restated)
Revenues	$1,399	$34,093	$21,632	$51,419
Loss from operations	(748,828)	(458,632)	(2,095,098)	(783,433)
Net income (loss)	$(3,430,804)	$(503,249)	$(5,355,332)	$(1,132,733)

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

Note 6—CONVERTIBLE NOTES

During the six months ended June 30, 2015, the Company recorded discounts of $912,981 on the notes of which $855,101 resulted from derivative liabilities and $57,880  resulted from original issue discounts. During the six months ended June 30, 2015, the Company recognized a total of $137,470 in losses on true-up of convertible notes of which $44,383 related to additional principal and $93,087 related to additional shares issued. Aggregate amortization of debt discounts was $1,111,453 for the six months ended June 30, 2015.

The following table summarizes the changes in the convertible notes for the six months ending June 30, 2015:

	Short Term	Long Term	Total

Balance as of December 31, 2014 - Net	$911,899	$15,607	$927,496
Add back: unamortized discount	(500,673)	(696,893)	(1,197,566)
Balance as of December 31, 2014 - Gross	$1,412,562	$712,500	$2,125,062
Cash additions	970,287	280,000	1,250,287
Non-cash additions	179,302	-	179,302	(a)
Cash payments	(350,000)	-	(350,000)
Conversions	(833,425)	(55,556)	(888,981)	(b)
Original issue discount	57,880	-	57,880
Total	1,436,606	936,944	2,373,550
Less: unamortized discount	(284,366)	(838,596)	(1,122,962)
Balance as of June 30, 2015	$1,152,240	$98,348	$1,250,588

(a)  The Statement of Cash Flows reflects $14,051 for accrued rent and $165,251 for true up of shares.

(b)  The Statement of Cash Flows reflects $1,016,943 which consists of $888,982 in principal plus $127,961 in interest. Both were converted into common shares.

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

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities – June 30, 2015	-	-	1,542,994	1,542,994
Derivative liabilities – December 31, 2014	-	-	2,576,025	2,576,025

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

Overview
Pazoo (“Pazoo”) was incorporated in Nevada on November 16, 2010 under the name “IUCSS, Inc.” A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011.  We are a health and wellness company. Presently, our primary business is Pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows Pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments. At present our only revenue source is www.pazoo.com which generates product sales and online advertising revenue. As of June 30, 2015, we had total assets of $2,299,761 and plan to make additional investments in online content.

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

Net Loss.  Our net loss increased to $2,297,246 for the three months ended June 30, 2015 from $503,249 for the same period in 2014.  The increase is primarily attributable to higher operating expense, as outlined above.

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

Net Loss.  Our net loss increased to $4,221,774 for the six months ended June 30, 2015 from $1,132,733 for the same period in 2014.  The increase is primarily attributable to higher operating expense, as outlined above.

Liquidity and Capital Resources.  In the six month period ended June 30, 2015, we had outstanding 667,848,681 common shares, 2,463,526 Series A Preferred Stock shares, 1,637,500 Series B preferred stock, and 1,080,000 shares of Series C Preferred Stock shares to fund business operations and invest in companies.

Our total assets were $2,299,761 as of June 30, 2015, which primarily consisted of goodwill , intangible assets and accounts receivable primarily for advertising revenue.

We had negative working capital of $2,713,250 as of June 30, 2015.

Our total liabilities were $4,311,103 which was mainly comprised of derivative liabilities of $1,542,994, convertible debt of $1,152,240 and contingent consideration liabilities of $1,228,581 .

Our total stockholder’s deficit as of June 30, 2015 was $2,011,343 and we had a retained deficit of $11,641,724 through the same period.

We used $1,067,321 in net cash for operating activities for the six months ended June 30, 2015, which included a net loss of $4,221,774 and gain on derivative liability of $6,031.

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

November 10 , 2015	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

November 10 , 2015	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)