Form 10-Q
period 2015-09-30
Pazoo, Inc.
filed 2015-11-16
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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
Yes ☐   No ☒

928,396,490 shares of common stock, par value $0.001 per share, outstanding as of November 16, 2015.

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements (Unaudited)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the three month period ended September 30, 2015 may not be indicative of results expected for the full year.  The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Notes to the Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations shown in Item 2 of Part I of this report, as well as the audited financial statements and related notes to the financial statements in the Company’s Annual Report on Form 10-K filed on May 13, 2015 with the Securities and Exchange Commission (SEC) for the year ended December 31, 2014.  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the instructions to Article 8 Regulation S-X.

PAZOO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$45,184	$733,637
Accounts receivable	89,495	87,949
Accounts receivable - related party	3,628	-
Stock subscription receivable	12,999	18,253
Inventories	2,668	2,668
Prepaid expenses	10,247	6,181

Total current assets	164,221	848,688

Fixed assets, net	1,017,831	-
Goodwill	1,128,442	-
Intangible assets, net	516,199	-

Total other assets	2,662,472	-

Total assets	$2,826,693	$848,688

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$239,736	$84,189
Loans payable	203,000	3,000
Interest payable	125,534	46,862
Convertible debt, net of unamortized discounts of $681,729 and $413,898	616,884	895,664
Contingent consideration liabilities	1,228,581	-
Derivative liabilities	1,255,917	2,576,025

Total current liabilities	3,669,652	3,605,740

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $844,598 and $783,668	147,902	28,832
Capital Lease	615,024	-

Total long-term liabilities	762,926	28,832

Total liabilities	4,432,578	3,634,572

Stockholders' deficit
Common stock, $0.001 par value; 2,950,000,000 shares authorized, 756,283,587 and 193,030,398 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	756,283	193,031
Convertible preferred stock, Ser. A, $0.001 par value, 10,000,000 shares authorized, 2,503,526 and 1,036,394 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	2,503	1,036
Convertible Preferred stock, Ser. B, $0.001 par value, 5,000,000 shares authorized, 1,637,500 and 1,187,500 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	1,637	1,187
Convertible Preferred stock, Ser. C, $0.001 par value, 10,000,000 shares authorized, 1,233,000 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	1,233	-
Additional paid-in capital	7,472,873	4,438,811
Accumulated deficit	(9,840,414)	(7,419,949)

Total stockholders' deficit	(1,605,885)	(2,785,884)

Total liabilities and stockholders' deficit	$2,826,693	$848,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues, net:
Advertising sales	$5,970	$20,892	$27,602	$72,059
Merchandise sales	-	(18)	-	234
Total revenues,net	5,970	20,874	27,602	72,293

Cost of goods sold
Merchandise sales	-	-	-	569
Total cost of goods sold	-	-	-	569

Gross profit	5,970	20,874	27,602	71,724

Operating expenses:
Selling, general and administrative expenses	306,756	414,708	1,789,539	1,019,747
Professional fees	214,367	361,654	741,924	533,788
Website setup	24,212	53,517	130,602	110,627
Total operating expenses	545,335	829,879	2,662,065	1,664,162

Loss from operations	(539,365)	(809,005)	(2,634,463)	(1,592,438)

Other expenses:
Gain/(Loss) on derivative liabilities	(274,017)	(220,447)	(267,987)	(557,747)
Gain/(Loss) on debt extinguishment	3,623,340	-	2,885,240	-
Net gain on change in fair value of equity method investment	-	-	(780,209)	-
Amortization of debt discount	-	(226,581)	-	(310,107)
Interest expense	(1,008,648)	-	(1,623,046)	(12,000)

Net Income (loss)	$1,801,310	$(1,256,033)	$(2,420,465)	$(2,472,292)

Series A preferred stock dividends	(2,016)	(3,650)	(35,155)	(10,209)

Net Income(loss) attributable to common stockholders	$1,799,294	$(1,259,683)	$(2,455,620)	$(2,482,501)

Net Income (loss) per common share – basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic and diluted	725,198,103	121,579,943	543,544,416	111,979,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,420,465)	$(2,472,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,152,882	310,107
Depreciation	6,469	-
Amortization	8,630	-
Stock-based compensation	937,101	701,023
(Gain)/loss on derivative liabilities	267,987	557,747
(Gain)/loss on debt extinguishment	(2,885,240)
Loss on true-up of convertible notes	63,630	-
Additional common shares issued for true-up of convertible notes	93,087	-
Impairment loss on equity method investment	780,209	-
Changes in operating assets and liabilities:
Accounts receivable	(1,546)	(26,503)
Accounts receivable - related party	(560)
Stock subscription receivable	5,254	-
Inventory	-	1,461
Prepaid expenses and other current assets	54,368	446
Accounts payable and accrued liabilities	155,546	36,739
Interest payable	140,495	-
Net cash used in operating activities	(1,642,153)	(891,272)

Cash flows from investing activities:
Deposit made on acquisition of investment	-	(279,180)
Cash paid for intangible asset	(307,500)	-
Cash received in acquisition of MA & Associates	1,798	-
Acquisition of fixed assets	(21,136)	-
Investment in equity method investee	(778,639)	-
Net cash used in investing activities	(1,105,477)	(279,180)

Cash flows from financing activities:
Borrowings on convertible note, net of original issue discounts	1,527,722	888,500
Repayments on convertible notes	(634,925)	-
Borrowings on loan payable	200,000	-
Proceeds from issuing common stock	48,380	31,506
Proceeds from sale of Series C preferred stock	338,000	-
Proceeds from exercise of Series A preferred warrants	-	40,000
Proceeds from sale of Series A preferred stock and warrants	580,000	270,000
Net cash provided by financing activities	2,059,177	1,230,006

Net increase (decrease) in cash and cash equivalents	(688,453)	59,554

Cash and cash equivalents beginning of period	733,637	35,848

Cash and cash equivalents end of period	$45,184	$95,402

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Fixed assets acquired through capital lease	$615,024	$-
Preferred shares issued for acquisition of MA & Associates	500,000	-
Contingent consideration for acquisition of MA & Associates	1,228,581	-
Common stock issued for the conversion of Series A and C preferred stock	131,500	14,950
Debt discount due to derivative liabilities	1,707,481	581,929
Payments of accounts payable by third party	-	16,876
Original issue discount on convertible note	-	25,500
Convertible debt issued for accrued rent expense	58,434	16,601
Common shares issued for conversion of debt and interest	1,103,879	122,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pazoo, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Financial Presentation

The unaudited Condensed Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows of Pazoo, Inc. (“we”, “our”, “Pazoo” or the “Company”) reflect all normal recurring adjustments the nature of which are, in the opinion of management, necessary for a fair presentation of financial position and the results of operations for the interim periods presented.  Certain prior-year amounts have been reclassified to conform to the current period presentation.

Description of Business

We are a development stage health and wellness company. Presently, our business consists of pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments.

Further, we entered the pharmaceutical testing laboratory market with our acquisitions of MA & Associates, LLC which will operate pharmaceutical testing laboratories in Nevada, and Harris Lee Holdings, LLC which will operate pharmaceutical testing laboratories in other states.  These pharmaceutical testing laboratories focus on providing quality control services to the medical cannabis industry.  The mission is to protect the public health by providing infrastructure and analytical services to legally-authorized cannabis producers and distributors as well as to regulators.  States that have legalized cannabis are developing cannabis health and safety criteria that we will fulfill through our testing laboratories.  Lastly, our newly formed wholly owned subsidiary CK Distribution LLC, provides the marketing and sales agent for the distribution of non-controlled hemp products throughout the USA. Non-controlled hemp products are the items utilized by the industry that support grow facilities, infusion companies and dispensaries.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries Harris Lee Holdings LLC, MA & Associates, LLC and CK Distribution, LLC each a Nevada limited liability company.  All intercompany accounts and transactions have been eliminated as of September 30, 2015.

Fixed Asset

Fixed assets are presented at cost at the date of acquisition. Depreciation and amortization is calculated based on the straight-line method over the estimated useful lives of the depreciable assets, or in the case of leasehold improvements, the shorter of the lease term or the estimated useful life of the asset, a portion of which is allocated to cost of sales. Improvements are capitalized while repairs and maintenance are charged to operations as incurred.

Fixed assets consists of the following:
	Estimated Useful Life (in years)	September 30, 2015	December 31, 2014
Cost:
Equipment	3 - 5	$1,017,355	$-
Furniture and fixture	7	6,945	-
		1,024,300	-
Accumulated depreciation and amortization		(6,469)
Fixed Assets, Net		$1,017,831	$-

Assets acquired under capital leases were approximately $615,000 for the nine months ended September 30, 2015.

Intangible Assets

Intangible assets as of September 30, 2015 consisted of a license agreement acquired for $307,500 from Steep Hill Labs for the right to take the Steep Hill software and methodology to states above and beyond Nevada, $100,000 from the MA license and $117,329 in in-process research & development.  The cost basis of the intangible asset will be amortized over the initial 9-year term of the license. Amortization expense during the three and nine months ended September 30, 2015 was $2,525 and $8,630 respectively.  Amortization expense for the next five years is approximately $58,000 per year, and then approximately $226,200 thereafter.

Impairment of Long-Lived Assets

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value.  If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized.  An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.  The Steep Hill and MA license, along with the in-process research & development, were evaluated for impairment and no impairment loss was incurred as of September 30, 2015.

Note 2—GOING CONCERN

From inception of November 16, 2010 through September 30, 2015, the Company has incurred net losses of $9,840,414 and the Company has a working capital deficit as of September 30, 2015.  These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.  Management believes that we can alleviate the facts and circumstances which indicate a going concern by expanding our services, expert advice and online products. We aim to become more than a web based company by providing information, services and products through direct response, retail, and advertising revenue, in addition to our website.  Furthermore, we look to expand our business and further eliminate the ongoing concern by establishing our medical marijuana testing labs in Denver, CO, Las Vegas, NV, and Portland, OR.

Note 3—STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ending September 30, 2015, the Company issued 563,253,189 common shares for the following purposes.

6,158,333	shares for third-party services valued at $48,711
5,460,125	shares issued for cash for cash proceeds of $48,380
12,165,163	shares issued for true-up of loan conversion valued and expensed at $93,087
111,500,000	shares resulting from Series A Preferred Stock holders converting 1,115,000 shares
20,000,000	shares resulting from Series C Preferred Stock holders converting 200,000 shares
403,469,568	shares resulting from debt holders converting $1,103,897 of debt into common stock
4,500,000	shares for warrants exercised currently included in debt conversion
563,253,189	shares issued total
193,030,398	shares at December 31, 2014
756,283,587	shares at September 30, 2015

Preferred Stock

During the first nine months ending September 30, 2015, the Company issued 1,467,132 net shares of Series A preferred stock for the following purposes.

(1,115,000)	shares converted into 111,500,000 common shares
40,000	shares issued for non-cash services
2,542,132	shares issued for $580,000 in cash
1,467,132	shares total
1,036,394	shares at December 31, 2014
2,503,526	shares at September 30, 2015

During the nine months ending September 30, 2015, the Company issued 450,000 shares of Series B preferred stock and issued 1,080,000 shares of Series C preferred stock as a part of its investments in Harris Lee Holdings, LLC., MA & Associates, LLC., and as compensation. The total value of preferred shares was $2,097,250.  In addition, 200,000 shares of preferred C shares were converted into common stock and 338,000 preferred C shares were sold for $338,000.

Warrants

Simultaneous with issuing Series A Preferred Stock to ICPI in the nine month period ended September 30, 2015, and under Investment Agreement No. 5 (October 2014) and Investment Agreement No. 6 (February 2015), we issued 2,325,000 warrants.  These warrants allow the holder to purchase one share of Series A Preferred Stock for each Series A Preferred Stock at an exercise price of $0.50, subject to the terms of the warrant agreement between the warrant agent and us.  These warrants are exercisable up to five years from the issuance date.

The following table presents the Series A preferred stock warrant activity during the nine months ended September 30, 2015:
	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2014	1,030,226	$2.23
Granted	2,375,000	0.50
Forfeited/Canceled	(50,000)	0.05
Exercised	-	-
Outstanding - September 30, 2015	3,355,226	0.96
Exercisable - September 30, 2015	3,355,226	$0.96

The weighted average remaining life of the outstanding Series A preferred stock warrants as of September 30, 2015 and December 31, 2014 was 4.22 and 3.26 years, respectively.

As of December 31, 2014 two warrants for 6,130,470 number of common shares were outstanding, which were comprised of a warrant for 5M shares, which expired during the 9 months ended September 30, 2015 and a warrant that was exercisable into $67,500 worth of common stock, which was exercised during the 9 months ended September 30, 2015.  See below for additional detail regarding this warrant.  As of September 30, 2015, no warrants for common stock were outstanding.

On June 22, 2015 Typenex Co-Investments, LLC submitted a cashless warrant Notice of Exercise seeking 52,468,182 shares pursuant to a Warrant dated on or about May 14, 2014.  The Company disputed the Notice of Exercise due to what the company believes was bad faith upon the holder acting in such a fashion to deflate the Company’s stock price in order to obtain more share under the Warrant. On or about July 29, 2015 the Company permitted Typenex to submit a new Notice of Exercise for 4,500,000 shares.  It is the Company’s position that Typenex is not entitled to any additional shares under the Warrant and will dispute any further attempt to exercise Warrants in the future.

Note 4—RELATED PARTY TRANSACTIONS

In July 2013, we entered into a consulting agreement with an affiliate of Mr. Basloe. The agreement provides for consulting on marketing-related services for use in our business operations. The amounts paid under this agreement in the nine months ended September 30, 2015 and September 30, 2014 were $87,000 and $82,688, respectively.

In January 2015, we entered into a services agreement with a family member of Mr. Basloe. The agreement provided for consultation services related to the Colorado recreational and medical marijuana marketplace and onsite retail operations studies in Boulder, CO and Denver, CO. The consultant was granted 250,000 common shares under the agreement which vest after six months. The fair value of the award was determined to be $1,750, of which $1,750 was recognized during the nine months ended September 30, 2015 as stock-based compensation.

In connection with the investments in Harris Lee Holdings, LLC and MA & Associates, LLC the Company issued Series B and Series C Preferred shares to two current board members, Mr. Del Hierro and Mr. Lieberthal. Mr. Del Hierro was issued 150,000 shares of Series B Preferred and 260,000 shares of Series C Preferred. Mr. Lieberthal was issued 150,000 shares of Series B Preferred shares and 236,000 shares of Series C Preferred shares for total compensation of $675,000, which was recorded as stock compensation.

Note 5—EQUITY METHOD INVESTMENTS AND ACQUISITIONS

MA & Associates, LLC

Equity method investees are all entities over which the Company has significant influence, but not control. Significant influence is presumed with a shareholding of between 20% and 50% of the voting rights. Investments in equity method investees are accounted for using the equity method of accounting and are initially recognized at cost. As of September 30, 2015, the Company has control of MA & Associates, LLC., and is a now a wholly owned subsidiary of the company. See below.

On April 8, 2014 the Company entered into a Limited Liability Company Membership Interest Purchase Agreement with MA & Associates, LLC (“MA”) under which the Company agreed to acquire a 40% equity interest in MA for two testing locations in exchange for a purchase price of $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock. MA was formed to become a marijuana testing laboratory within the State of Nevada. In 2014 the Company paid an aggregate of $542,780 of the cash portion of the purchase price. This equity method investment was fully impaired during 2014. In 2015, the Company paid an additional $778,639 of the $2,000,000 cash portion of the purchase price and issued 100,000 of the 150,000. The $778,639 equity method investment was fully impaired in 2015. The fair value of the 100,000 Series C shares was determined to be $100,000 and it was recognized as compensation expense to the sellers of MA. In addition, there are 60,000 additional Series C shares to be issued for compensation upon achieving certain milestones in 2015 of which 30,000 were issued, valued and expensed at $30,000.

On June 3, 2015, the Company entered into an agreement to acquire the remaining 60% interest in MA & Associates, LLC for 1,000,000 shares of Series C preferred stock. 500,000 of the shares were issued and valued at $500,000. The remaining 500,000 shares under the 60% agreement and the remaining 50,000 shares under the 40% agreement will be issued in the future after the testing laboratory is operational. The fair value of the additional 550,000 shares was determined to be $550,000 as of the date of this acquisition and this fair value, along with the remaining cash payments due under the 40% acquisition, were recognized as a contingent consideration liability of $1,228,581. In accounting for this step-acquisition, the Company estimated the fair value of the previous equity method investment to be $666,667 as of the date control was obtained. This resulted in a loss on the change in fair value of equity method investment of $61,914 as the carrying value of the equity method investment was $728,581.

ICPI, who is a related party, was entitled to 500,000 Series C shares as a commission for services related to the MA & Associates LLC., acquisition, of which 300,000 were issued during the nine months ended September 30, 2015 valued and expensed at $300,000. The remaining 200,000 shares will be issued upon achieving certain milestones in 2015.

The aggregate purchase price for the business acquisition was approximately $1.7 million consisting of 1,000,000 shares of Series C valued at $1,000,000 and the fair value of the previously held equity method investment of $666,667. The acquisitions were accounted for using the purchase method and accordingly, the purchase price was allocated based on the estimated fair market values of the assets acquired and liabilities assumed on the date of each acquisition.  As of the date of acquisition we felt that the entire acquisition cost should be impaired as MA & Associates, LLC had not yet begun its testing operations and it is uncertain when the testing operations would begin. The goodwill from the transaction was $1,128,442. The fair value of the assets acquired and liabilities assumed for this acquisition is as follows:

ACQUIRED ASSETS:
Current assets	$4,866
In-process research & development	117,329
Licensing	100,000
Other assets	327,796
Total assets acquired	$549,991

LIABILITIES ASSUMED:
Current liabilities	$(11,756)
Other liabilities	(10)
Total liabilities assumed	$(11,766)
Net assets acquired	$538,225

Unaudited pro forma results of operations data for the three and nine months ended September 30, 2015 and 2014 are shown below as if the Company and the entities described above had been combined on January 1, 2014. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$5,970	$20,874	$27,602	$72,293
Loss from operations	(539,365)	(809,005)	(3,002,330)	(1,592,438)
Net income (loss)	$1,801,310	$(1,256,033)	$(2,788,332)	$(2,472,292)

Harris Lee Holdings, LLC

At December 31, 2014, the Company owned 45% of Harris Lee Holdings, LLC (“Harris Lee”). During 2015, the company acquired the remaining 55% interest in Harris Lee in exchange for 150,000 shares of the Company’s Series C Preferred stock to be issued based on a series of milestone events and 450,000 shares of the Company’s Series B Preferred Stock.  Management deemed it had control of Harris Lee prior to the 2015 preferred issuance. As such, value was considered compensation and not a business combination.

The aggregate fair value of the 450,000 Series B and the 150,000 Series C shares was determined to be $219,450 and it was recognized as compensation expense to the sellers of Harris Lee. Harris Lee is now consolidated in the Company’s financial results.

During the quarter ended September 30, 2015, Harris Lee was not operating and its impact on the Company’s Statement of Operations was zero as it was determined to be nominal.

Note 6—CONVERTIBLE NOTES

During the nine months ended September 30, 2015, the Company recorded discounts of $1,897,564 on the notes of which $1,707,066 resulted from derivative liabilities and $184,498 resulted from original issue discounts. During the nine months ended September 30, 2015, the Company recognized a total of $156,617 in losses on true-up of convertible notes due to certain debt provisions that the company reported as additional debt of which $63,630 related to additional principal and $93,087 related to additional shares issued. Aggregate amortization of debt discounts was $1,152,882 for the nine months ended September 30, 2015.

The following table summarizes the changes in the convertible notes for the nine months ending September 30, 2015:
	Short Term	Long Term	Total

Balance as of December 31, 2014 - Net	$908,889	$15,607	$927,496
Add back: unamortized discount	500,673	696,893	1,197,566
Balance as of December 31, 2014 - Gross	$1,409,562	$712,500	$2,122,062
Cash additions	1,432,220	280,000	1,712,220
Non-cash additions	58,434	-	58,434
Cash payments	(634,925)	-	(634,925)
Conversions	(1,030,308)	-	(1,030,308)
Original issue discount	63,630	-	63,630
Total	1,298,613	992,500	2,291,113
Less: unamortized discount	(681,729)	(844,598)	(1,526,327)
Balance as of September 30, 2015	$616,884	$147,902	$764,786

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and warrant derivative liabilities based upon the following assumptions during the three months ended September 30, 2015:
September 30, 2015

Dividend yield:	0
Expected volatility	117.0% to 209.0%
Risk free interest rate	0.00% to 1.37%
Expected life (years)	0.06 to 4.63

Note 7—DERIVATIVE LIABILITIES

The following table summarizes the changes in the derivative liabilities during the period ending September 30, 2015:

Balance as of December 31, 2014	$2,576,025

Initial value derivatives	3,925,510
Extinguished	(3,295,576)
Change in fair value	(1,950,042)

Ending balance as of September 30, 2015	$1,255,917

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

Under ASC-815 the conversion options embedded in the notes payable described in Note 6 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value at the period ending September 30, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities – September 30, 2015	-	-	1,255,917	1,255,917
Derivative liabilities – December 31, 2014	-	-	2,576,025	2,576,025

Note 9—COMMITMENTS

On March 10, 2015, Harris Lee signed a 9-year licensing agreement with Steep Hill Labs, LLC, with options to renew for an additional 9 years. The purpose of the agreement is to take the Steep Hill licensing to additional states to test medical marijuana above and beyond the State of Nevada, namely Oregon and Colorado. Under the license agreement for the first two states (Oregon and Colorado), if certain gross revenue thresholds are met, the Company is obligated to pay an additional $250,000. In addition, the Company is obligated to pay certain royalties over the life of the license agreement to Steep Hill Labs, LLC, based on the greater of the number of tests ($5 dollars a test) or an escalating royalty rate (7% to 15%) of the initial purchase price.

The Company has the option to enter into additional states with similar commitments and royalties.

During the nine months ended September 30, 2015 MA and Associates, LLC entered into various capital lease agreements to finance fixed asset purchases for approximately $615,000. Total monthly payments over the 36 month terms are approximately $17,000.

The Company rents office space in New Jersey with a term ending on February of 2016 and monthly payments of approximately $1,500. The Company’s MA and Associates, LLC subsidiary rents space in Nevada with a 60 month term ending in May of 2019, with monthly rent expense of $1,632. The Company’s Harris Lee, LLC subsidiary rents space in Portland, Oregon under a 96 month lease, ending October of 2023 with escalating monthly rental payments from $1,650 to $2,322.

Note 10—SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through November 16, 2015.  During this period, we entered into the following debt and equity transactions:

●	Investors converted $135,875 of Convertible Promissory Notes into 113,112,903 common shares.
●
The Company borrowed three Convertible Notes totaling $292,450 with the following average terms: 10.0% interest, maturity date of 7/3/16, and a conversion price calculated at 53% discount to the lowest trading price of the previous 17 days.

●	The Company took aggregate investments of $105,000 in exchange for Convertible Series C Stock which converts to 105,000,000 common shares.
●	The Company issued an aggregate of 24,000,000 common shares for services at an average price of $0.0029.
●	Investors converted 350,000 Preferred A Shares into 35,000,000 common shares at a valuation of $70,000.
●
The Company’s 14-C Filing went effective, increasing the authorized shares of the company from 980,000,000 to 3,000,000,000. The effectiveness of the 14C also established two new classes of Preferred Series Stock, Series D and Series E, both of which have no voting rights, dividends, or interest.

●	The Company issued 500,000 Preferred C Stock to MA & Associates as a part of the MA & Associates Purchase Agreement.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months and nine months ended September 30, 2015 and September 30, 2014.

Overview
Pazoo (“Pazoo”) was incorporated in Nevada on November 16, 2010 under the name “IUCSS, Inc.” A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011.  We are a health and wellness company. Presently, our primary business is Pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows Pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments. At present our only revenue source is www.pazoo.com which generates product sales and online advertising revenue. As of September 30, 2015, we had total assets of $2,826,693 and plan to make additional investments in online content.

Pazoo, Inc., is a company focused on health, wellness and safety. Our focus is to provide best-in-class laboratory testing of cannabis and cannabinoids to protect consumers from impurities, contaminants and other irregularities. Through our wholly-owned subsidiaries, Harris Lee Holdings, LLC, and MA & Associates, LLC, Pazoo provides industry-leading laboratory testing of cannabis. Harris Lee’s and MA’s license agreements with Steep Hill Labs, Inc. allows the Pazoo subsidiaries to use Steep Hill’s top-rated testing protocols in select markets as we expand throughout the USA. Pazoo’s subsidiaries are currently licensed to test cannabis in Nevada and Oregon, with other states to come. Additionally, Pazoo delivers a comprehensive array of health and wellness information on its website www.pazoo.com.  Finally, our newly formed wholly owned subsidiary CK Distribution LLC, provides the marketing and sales agent for the distribution of non-controlled hemp products not only through our testing laboratories but throughout the country.

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

●
Pharmaceutical Testing Facilities.   We entered this arena through our April 2014 acquisition of a 40% minority equity stake in MA & Associates, LLC. MA & Associates was launched in September of 2013 to provide quality control services to the medical cannabis industry. MA & Associates’ primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations. As of September, 2015, we have acquired a 100% equity stake in MA & Associates, LLC and the testing laboratory in Las Vegas Nevada is open for business.

The company will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented. MA & Associates’ primary customer base includes all of the licensed cannabis cultivators, in the State of Nevada, and their customers are required by law to have their products tested before they can be transferred to the dispensaries.

We have further expanded our footprint in this arena through our acquisition of 100% stake in Harris Lee Holdings, LLC, a company formed to take the MA & Associates testing model outside of Nevada and into other states.  The company is currently in the process of partnering with Harris Lee Colorado, LLC to take over an existing lab in Denver, Colorado, and just announced it has leased a space in Portland, Oregon where it will be establishing a testing lab. We are in a unique position to provide the mandated health and safety testing upon which this burgeoning industry must hinge moving forward. Lastly, our newly formed wholly owned subsidiary CK Distribution LLC, provides the marketing and sales agent for the distribution of non-controlled hemp products throughout the USA. Non-controlled hemp products are the items utilized by the industry that support grow facilities, infusion companies and dispensaries.

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

Results of Operations
Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

Net Sales.  We had net sales of $5,970 and $20,874 in the three months ended September 30, 2015 and September 30, 2014, respectively.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses decreased to $545,335 for the three month period ended September 30, 2015 from $829,879 for the three month period ended September 30, 2014.  The components of operating expenses are detailed below.

Selling, General and Administrative expenses decreased to $306,756 from $414,708, in 2015 versus 2014 which was mainly comprised of professional fees, stock compensation, and marketing & advertising.

Professional fees decreased to $214,367 from $361,654 in 2015 versus 2014. The decrease in professional fees was attributed to a decrease in investor relations and investor consultants.

Net Income (Loss).  Our net loss increased to a net income of $1,801,310 for the three months ended September 30, 2015 compared to a net loss of $1,256,033 for the same period in 2014.  The increase is primarily attributable to the gain on debt extinguishment from the various debt conversions and write off of the derivative liability.

Results of Operations
Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

Net Sales.  We had net sales of $27,602 and $71,724 in the nine months ended September 30, 2015 and September 30, 2014, respectively.

Cost of Goods Sold. We had cost of goods sold of zero and $569 in the nine months ended September 30, 2015 and September 30, 2014, respectively.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased to $2,662,065 for the nine month period ended September 30, 2015 from $1,664,162 for the nine month period ended September 30, 2014.  The components of operating expenses are detailed below.

Selling, General and Administrative expenses increased to $1,789,539 from $1,019,747, in 2015 versus 2014 which was mainly comprised of professional fees, stock compensation, and marketing & advertising.

Professional fees increased to $741,924 from $533,788 in 2015 versus 2014. The increase in professional fees was attributed to an increase in investor relations and investor consultants.

Net Loss.  Our net loss decreased to $2,420,465 for the nine months ended September 30, 2015 from $2,472,292 for the same period in 2014.  The decrease is primarily attributable to the gain on debt extinguishment from various debt conversions.

Liquidity and Capital Resources.  In the nine month period ended September 30, 2015, we had outstanding 756,283,587 common shares, 2,503,526 Series A Preferred Stock shares, 1,637,500 Series B preferred stock, and 1,233,000 shares of Series C Preferred Stock shares to fund business operations and invest in companies.

Our total assets were $2,826,693 as of September 30, 2015, which primarily consisted of fixed assets of $1,017,831, intangible assets of $516,199, goodwill of $1,128,442 and $89,495 accounts receivable primarily for advertising revenue.

We had negative working capital of $3,505,431 as of September 30, 2015.

Our total liabilities were $4,432,578 which was mainly comprised of derivative liabilities of $1,255,917, capital lease of $615,024, convertible debt of $764,786 and contingent consideration liabilities of $1,228,581.

Our total stockholder’s deficit as of September 30, 2015 was $1,605,885 and we had a retained deficit of $9,840,414 through the same period.

We used $1,642,153 in net cash for operating activities for the nine months ended September 30, 2015, which included a net loss of $2,420,465 and $482,935 of non-cash changes to the statement of operations.

We had $1,105,477 net cash used in investing activities in the nine month period ended September 30, 2015 due primarily to investment in MA & Associates.

We had $2,059,177 net cash provided by financing activities in the nine month period ended September 30, 2015 due primarily to borrowings on convertible notes and proceeds from sale of Series A preferred stock and warrants.

During the nine month period ended September 30, 2015, the Company entered into various capital leases for approximately $615,000 with a 36 month term.

As of September 30, 2015, we had no other formal long-term lines of credit or bank financing arrangements.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Subsequent Events.

In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through November 16, 2015.  Refer to Note 10, Subsequent Events, for detailed information.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by Item 3.

Item 4     Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Ben Hoehn in his role as Chief Operating Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of September 30, 2015.

We have not made any changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1     Legal Proceedings

No updates for the period ending September 30, 2015.

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

November 16, 2015	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

November 16, 2015	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)