Form 10-Q/A
period 2015-06-30
Pazoo, Inc.
filed 2016-03-31
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q/A
Amendment # 3
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

Explanatory Note for Amendment #3:

This Amendment #3 to our Quarterly Report dated June 30, 2015, only furnishes the XBRL presentation not filed with the previous 10Q/A #2 filed on November 16, 2015. No other changes, revisions, or updates were made to the original amended filing.

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

During the six months ending June 30, 2015, the Company issued 450,000 net shares of Series B preferred stock and issued 1,080,000 shares of Series C preferred stock as a part of its investments in Harris Lee Holdings, LLC and MA & Associates, LLC investments. The total value of preferred shares at issuance was $1,462,250.

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

Our total assets were $2,299,761 as of June 30, 2015, which primarily consisted of goodwill, intangible assets and accounts receivable primarily for advertising revenue.

We had negative working capital of $2,713,250 as of June 30, 2015.

Our total liabilities were $4,311,103 which was mainly comprised of derivative liabilities of $1,542,994, convertible debt of $1,152,240 and contingent consideration liabilities of $1,228,581.

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

March 30, 2016	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

March 30, 2016	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)