Form 10-K
period 2015-12-31
Pazoo, Inc.
filed 2016-04-15
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

Form 10-K

________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 333-178037

 PAZOO, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3984713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

760 Route 10 West, Suite 203 Whippany, NJ	07981
(Address of Principal Executive Offices)	(Zip Code)

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

23,657,196 shares of common stock, par value $0.001 per share, outstanding as of April 13, 2016.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; the growth of the marijuana testing market; liquidity; free cash flows; revenues; net income; legal costs; operating cash flows; stock price volatility; timing of facilities construction; nature of our licensing agreements; future governmental regulation; obtaining additional capital; significance of future contractual obligations; domestic expansion. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect,” "intend," "may." "project," "plan,” ''will,'' “shall," "should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.  Business

Organization

Pazoo, Inc. (“Pazoo”), was incorporated in Nevada on November 16, 2010 under the name “IUCSS, Inc.” A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011. As of April 13, 2016 there were 23,657,196 shares of common stock outstanding. There are also the following Preferred Stock issued and outstanding on April 13, 2016: Series A – 492,143; Series B - 1,762,500; and Series C – 2,148,500 shares outstanding.  Certain of these Series of Preferred Stock convert into Pazoo Common Stock.  Copies of the filed Certificates of Designations, as amended, can be obtained from the Nevada Secretary of State or the Company.

Our principal executive offices are located at 760 Route 10, Suite 203, Whippany, New Jersey 07981. Our telephone number is (855) PAZOO-US. Our internet address is www.pazoo.com. Information on our website does not constitute part of this Annual Report.

On March, 30, 2016, the Company effectuated its Definitive 14C filing through FINRA resulting in a reverse split to the common stock of a ratio of 100:1. All fractional shares were rounded up. The total amount authorized and all Preferred shareholders were unaffected by the reverse split. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes.

Our Company

We are a health and wellness company. Presently, our primary source of revenue is pazoo.com, an online, content driven, advertising supported health and wellness web site for people and their pets. This site has e-commerce functionality which allows pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. The Company has also moved into the cannabis industry where it seeks to provide, through its wholly owned subsidiaries (MA & Associates, LLC and Harris Lee Holdings, LLC), quality control services to the medical and recreational cannabis industry.  The company’s primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations.  This will be accomplished by the exclusive use of a ‘best-in-class” testing protocol established by Steep Hill Labs, Inc. The company will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented.  It is anticipated that this segment of the company will be its primary revenue source in the future. The cannabis industry is heavily regulated on the Federal, State and Local levels and the company is subject to changing regulation and enforcement.

Lines of Business

We currently have three lines of business relating to and revolving around the health and wellness arena; at this time no significant revenue has been derived from any of these sources

●           Pharmaceutical Testing Facilities.   We entered this arena through our acquisition of a 100% equity stake in MA & Associates, LLC in order to set up two testing locations.   MA & Associates was launched in September of 2013 to provide quality control services to the medical cannabis industry. MA & Associates’ primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations.

The company will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented.  MA & Associates’ primary customer base includes all of the licensed cannabis cultivators, in the State of Nevada, and their customers are required by law to have their products tested before they can be transferred to the dispensaries.  Furthermore, we have acquired all of the Membership interest in Harris Lee Holdings, LLC. Harris Lee was set up to take the MA model and testing operations to additional states above and beyond Nevada either in direct testing laboratories or through licensing the testing protocol. As such, we are in a unique position to provide the mandated health and safety testing in this burgeoning industry.

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

Pazoo.com has a unique and compelling online marketing platform. Pazoo.com offers the following important marketing advantages to its target audiences:

1.	A comprehensive solution as a content source – information on a full spectrum of disciplines within the health and wellness marketplace;
2.	Health and wellness experts that have expertise in these varied disciplines and write about their areas expertise; and
3.	Content that is both for the health and wellness of people as well as their pets (over 50% of American homes have pets).
4.	Content in the Health and Wellness sector of cannabis. To empower users to read and learn about the benefits and the need for the testing of the cannabis plant.

●           E-commerce. We have limited e-commerce offerings which we anticipate will increase as we begin to offer the sale of non-regulated cannabis related products. In this way we could establish a revenue source over and above advertising revenue which is driven based on each visitor. We have the following e-commerce elements ready for an activated marketing program:

1.	An e-commerce platform that is functional;
2.	Relationships with manufacturers, distributors and other e-commerce companies so that increasing product offerings will not be time consuming;
3.	Members on the pazoo.com content team with merchandising experience; and
4.
Members on the pazoo.com content team that are experienced in e-commerce marketing; i.e. we will look to offer our consumers low cost and timely delivery of product by negotiating with shipping companies to offer a flat rates on various products.

Growth Strategy

We plan to grow our assets and earnings per share by employing the following business strategies:

●           Opportunistically Pursue Strategic Acquisitions.   We plan to selectively pursue strategic, investments in, or acquisitions of, companies (like MA & Associates and Harris Lee Holdings, LLC) and assets that are complementary to our existing lines of business. We believe that our existing management platform can support more assets without significant increases to our infrastructure due to the scalable nature of our operations.

●           Expand Our Foot Print in the Pharmaceutical Testing Arena. Through the acquisitions of MA & Associates, LLC and Harris Lee Holdings, LLC, Pazoo has entered the business of pharmaceutical testing of cannabis products.  MA & Associates, LLC (d/b/a Steep Hill Nevada under a License Agreement to use the Steep Hill name and testing protocols) has obtained a provisional license from the State of Nevada to operate a cannabis testing laboratory.  While there is no guaranty, it is anticipated that MA & Associates, LLC will be granted its permanent license from the State of Nevada and will be able to open the lab and begin testing in the second quarter of this year.  Harris Lee Holdings, LLC maintains an exclusive license, in certain states, to use the testing protocols of Steep Hill, Inc.  Due to Colorado residency requirements Harris Lee Holdings, LLC cannot meet, Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a testing fee for each test conducted.  The Colorado MED has recently approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has begun to derive testing revenue from Harris Lee Colorado, LLC.  Harris Lee Holdings is also in the process of establishing a testing facility in Oregon where there are currently no residency requirements that would prohibit direct ownership of that laboratory.  In states where direct ownership is not possible, acquisitions and strategic alliances as discussed above will be sought.

●           Continue to invest in www.pazoo.com.   We look to leverage our in-house experts and industry contacts to expand our market presence.  On our website, www.Pazoo.com, experts blog on health and wellness within their areas of expertise, disseminating information on trends, developments and other pertinent industry facts. Additionally, through its own writers and other outside content sources, Pazoo.com provides videos and articles on health and wellness and provides an additional focus on the latest total health concepts.

The purpose of these various sources of content is to offer a creative solution that comprehensively covers the full spectrum of disciplines within health and wellness. This comprehensive solution has become compelling for our visitors because we have focused on offering vital and entertaining information content that is updated periodically throughout the day.  Combining our strategy to be an online library of comprehensive health and wellness information with multiple sources of well written content has helped to establish pazoo.com as a content driven provider of total health and wellness.

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

3.
Pazoo branded events like forums and conventions. As a further extension to our consulting business, Pazoo will put on its own health and wellness forums. Pazoo will continue to sell health and wellness products through their website www.pazoo.com as well as their subsidiary CK Distribution, LLC.

Marketing and Promotion

To achieve our marketing goal and objective of being the leading provider of pharmaceutical testing, health and wellness content, services and products, our marketing strategy has focused on the following:

●           Leverage, under the existing license, the Steep Hill brand name;
●           Increase testing revenue through sales employees and independent sales representatives;
●           Strengthen the Pazoo.com brand name;
●           Increase customer traffic to the Pazoo.com website;
●           Continue to build strong customer loyalty; and
●           Maximize repeat involvement with our visitors and develop incremental revenue opportunities.

We have and will utilize a variety of marketing tools to increase testing revenue and traffic on pazoo.com and awareness about the Steep Hill, Pazoo brand names and www.pazoo.com.  this site.  These marketing tools include the following:

Sales and Employee Agents

●           Hire dedicated sales employees to drive testing  sales to the Steep Hill laboratories in Nevada, Colorado and Oregon in the future;
●           Contract with independent sales agents, on a commission basis, employees to drive testing  sales to the Steep Hill laboratories in Nevada, Colorado and Oregon in the future

On-Line Marketing

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

To achieve our marketing goal and objective of being a leader in the cannabis laboratory testing industry our marketing strategy has focused on the following:

●           Promote through business to business direct sales and have our lab managers and directors conduct direct sales calls as well as in person appointments and networking events
●           Promote laboratory testing an educational cannabis information on the Pazoo.com website as well as partner websites such as Steep Hill Labs
●           Promote through an array of media outlets including social media, online interviews and articles, and newspaper and magazine interviews and articles; and
●           Routinely provide tours of the labs to potential new clients to introduce them to the company and answer any questions they might have.

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

Industry Trends

●           Steady and Rapid Growth in Online Advertising. Over the past decade in particular, the internet has changed the landscape of how we share and obtain information.  More and more businesses are realizing the power of an online presence and are taking their businesses to the internet for marketing, brand recognition, and sales.  The industry trend for 2016 is that online advertising and online marketing will continue to increase and permeate aspects of both business and personal life.  Specifically, content marketing will continue to increase. Specifically, the diversification of online social media platforms and marketing is now a crucial trend in the industry. By consistently creating and disseminating content through an array of online channels, businesses are reaching consumers and retaining consumer bases in a whole new way.  Further, Social Media will continue to be a powerful driving force in online advertising, marketing, and branding. Mobile content will be increasingly necessary and important.  Due to the ever expanding use of smartphones and mobile devices, consumers are spending more time searching and purchasing products and information on their handheld devices than ever before.  In addition, due to our emergence in the cannabis sector in 2015, the website will be re-branded to properly display our diversity in the health and wellness sector.

The marijuana testing industry will continue to increase as it is just in its infancy.  The following States have enacted some form of medical marijuana laws: Alaska, Arizona, California, Colorado, Connecticut, Delaware, Georgia, Hawaii, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, Washington, and the District of Columbia. The following States have legalized the recreational use of marijuana: Colorado and Washington. Of the States that have enacted some form of medical marijuana laws, the following have enacted marijuana testing or sampling requirements: Alaska, California, Colorado, Connecticut, Delaware, Hawaii, Illinois, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Hampshire, New Jersey, Mexico, New York, Oregon, Vermont, and Washington. The State of Georgia does not allow for dispensaries or cultivation, and only permits the medicinal use of a low dose of cannabis oil, therefore the State has not enacted marijuana testing requirements.

Competition

●           Health & Wellness Websites.  Pazoo.com is a site for people who want to live a healthy life and also want the same for their pets.  Based on our market research, we have not identified other web sites that offer our dual health and wellness offerings, catering to the health of people and pets.

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
●           E-Commerce.  The online commerce market is rapidly evolving and intensely competitive, and we expect the competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. In addition, the health improvement industry is intensely competitive. We currently or potentially compete with a variety of other companies. These competitors include:

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

●           Pharmaceutical Testing.  Inasmuch as this industry is in its infancy, it is clear that there is currently competition and if the industry goes as we anticipate it will, new entrants to the market will be inevitable.  However, there are certain barriers to entry which clearly benefit Pazoo.  For example:

1.           Cost of establishing a testing laboratory.  The cost to setting up a fully operational laboratory, depending on the variety and number of tests the laboratory can do, can range for $500,000 to $2,000,000.  Pazoo has the advantage of going through this process with MA & Associates, LLC and had built relationships with equipment suppliers for the lease and/or purchase of the equipment needed to run a laboratory.
2.           The Need for a Proven Set of Testing protocols.  Harris Lee Holdings, LLC as entered into a License Agreement with one of the industry leaders for the exclusive use of their proven testing protocols in certain states and a right of first refusal to expand into other states.  It would be very costly for a new entrant into the market to develop or license such protocols.
3.           Limited Number of Licenses to be Issued.  Each state has its own regulations for the licensing of testing laboratories.   Many states, such as Nevada, limit the number of licenses which may be issued.  Accordingly, if the maximum number of licenses has been issued, there would be a complete bar to the entry of new competitors.

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

Regulation of Pharmaceutical Testing Facilities.  There are stringent regulatory risks and guidelines.  The risk factors set forth below relate to risks related to testing facilities in the State of Nevada, where MA Associates has been granted a provisional State license as a testing facility.  Because Harris Lee Holdings, LLC does not operate a testing laboratory in Colorado, but rather acts a sub-licensor of the testing protocol used by Harris Lee Colorado, LLC, we are not subject to regulatory compliance in Colorado, where Harris Lee Colorado, LLC will hold the Colorado testing license.

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

3.
Federal Regulatory Risk.  Due to the current federal laws prohibiting the use of cannabis for any reason, medical or non-medical, the regulatory risks associated with federal enforcement of the Controlled Substances Act are the most serious threat to the medical marijuana industry as a whole.  Fortunately, the U.S. Department of Justice has taken an official stance on the matter and has declared that it will enforce the law to prevent sales to minors, sales by criminal enterprises or gangs, interstate commercial trade of medical marijuana, and medical marijuana as a pretext for trafficking other controlled substances.  The USDOJ has specifically declared that it will leave all other enforcement to the States to enforce as they see fit and in compliance with their own State laws.  There is no guaranty that this policy of limited enforce by the USDOJ will continue in the future.  Strict enforcement of the Controlled Substances Act could have a crippling effect on the marijuana industry.  It is not expected that the current administration will change its view on relaxed enforcement.  However, there is no assurance what any new administration will due in January of 2017.  Many of the 2016 Presidential Candidates have not taken an official position with regard to the legalization of marijuana for medical and /or recreational use. Presidential candidate Donald Trump would seek to enforce the federal law.  The remaining candidates (Hillary Clinton, Bernie Sanders, Ted Cruz, and John Kasich) have been unclear in their position.  Additionally, because of the uncertainly in the future outcome of federal enforcement, many conventional lenders and banking institutions are reluctant to make large investments, or create banking and clearing relationships in this industry.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.  Currently, there are 24 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the “CSA”), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be possession of  marijuana in violation of federal law with respect to Harris Lee Holdings, LLC’s and MA & Associates, LLC’s business operations or we may be deemed to be facilitating the selling or distribution, or aiding and abetting the selling or distribution, of drug paraphernalia in violation of federal law with respect to CK Distribution’s  business operations. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain.

The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical marijuana laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, “Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws.” However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against marijuana, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of homegrown cannabis even where states approve its use for medical purposes.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts.

The memorandum sets forth certain enforcement priorities that are important to the federal government:

·	Distribution of marijuana to children;
·	Revenue from the sale of marijuana going to criminals;
·	Diversion of medical marijuana from states where it is legal to states where it is not;
·	Using state authorized marijuana activity as a pretext of other illegal drug activity;
·	Preventing violence in the cultivation and distribution of marijuana;
·	Preventing drugged driving;
·	Growing marijuana on federal property; and
·	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

We could be found to be violating laws related to medical cannabis.  The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain. Because we do not currently cultivate, produce, sell or distribute any medical marijuana, but we do test marijuana for growers and dispensaries and may be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. Also, CK Distribution, LLC intends to sell hydroponic and other equipment to marijuana growers. Should it be determined under the CSA that our products or equipment are deemed to fall under the definition of drug paraphernalia because our products could be determined to be primarily intended or designed for use in manufacturing or producing cannabis, we could be found to be in violation of federal drug paraphernalia laws and there may be a direct and adverse effect on our business and our revenues and profits.

Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict marijuana-related activities, including activities related to medical cannabis may negatively impact our revenues and profits.  Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Two states, Colorado and Washington, have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

Marijuana remains illegal under Federal law.  Marijuana is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect the proposed operations.  Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our proposed medical marijuana businesses. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may not obtain the necessary permits and authorizations to operate our marijuana businesses.  We may not be able to obtain or maintain the necessary licenses, permits, authorizations or accreditations, or may only be able to do so at great cost, to operate our marijuana testing businesses. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations or accreditations could result in restrictions on our ability to operate our marijuana businesses, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.  Our participation in the marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against these subsidiaries. Litigation, complaints, and enforcement actions involving these subsidiaries could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. As our subsidiaries are in various stages of the process of applying for licenses to test marijuana in Nevada and Oregon, and are not as such presently engaged in the testing of marijuana, our subsidiaries have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.  Since the use of marijuana is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us to operate our contemplated marijuana businesses.

There is only a limited public trading market for the common stock.  Investors may not be able to resell their common stock or stock underlying convertible debt, warrants and/or preferred stock, if at all, and thus could lose all or part of their investment. The common stock is listed on the OTC Bulletin Board under the symbol PZOO (temporarily PZOOD). Listing on the OTC Bulletin Board does not constitute any endorsement or approval of a listed company or its securities, and the OTC Bulletin Board does not review or monitor an issuer’s activities.   Our common stock is a “penny stock” (as defined in Exchange Act Rule 3a-51) which means that brokers can only buy or sell the common stock on an unsolicited basis. The penny stock rule and similar regulations will reduce the likelihood that a liquid trading market will arise for the common stock. The common stock may trade at less than the offering price. Because our stock is a “penny stock” a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, Pazoo's common stock.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. Our audited consolidated financial statements for the fiscal year ended December 31, 2015 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements for the period ended December 31, 2015, the continuation of the Company as a going concern is dependent upon the continued financial support through sales of the Company's common stock, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2015. If we are unable to raise additional capital or borrow money we will not be able to continue our operating plans. If that were to occur the Company would be forced to suspend or terminate operations and, in all likelihood cause investors to lose their entire investment.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are continuing to work to improve our internal controls, including in the areas of access, segregation of duties and security. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters is located at 760 Route 10 West, Suite 203, Whippany, New Jersey, 07052.  We lease 750 square feet of office space which is comprised of three offices for corporate personnel, storage space to house inventory and one conference room for meeting space.   Pazoo’s office facilities are specifically used to further our business endeavors.  MA & Associates, LLC has leased approximately 3,250 square feet of space at 2900 Western Avenue, Las Vegas, Nevada which houses the testing laboratory and administrative offices for the Nevada testing laboratory.  Harris Lee LLC has leased approximately 3,300 square feet of space at 2201 North East Columbia Boulevard, Suite 1D, Portland, Oregon 97211 which will house the testing laboratory and administrative officers for the Oregon testing laboratory.

Item 3.  Legal Proceedings

In April 2013, the Company filed a complaint against Edataworx, Inc. for return of monies and stock under an agreement dated August 2012. On November 4, 2013, the Company filed an amended complaint now seeking total damages of $105,000 and a return, for cancellation, of the 20,000 shares of company’s common stock issued to Edataworx Inc.  On November 21, 2013 Edataworx, Inc. filed an Answer to the Amended Complaint denying the allegations and asserted a Counter-Claim against the Company in the amount of $25,000. Edataworx, Inc. also filed a Third-Party Complaint against Integrated Capital Partners, Inc. (an investor of the Company) for the same $25,000. On February 27, 2015, the parties agreed to settle all claims whereby Edataworx, Inc. will pay to the Company a total of $35,000 in three installments.  Additionally, Edataworx, Inc. will be allowed to retain a minimum of 15,000 shares of the Company’s common stock previously issued with the possibility to retain all 20,000 shares if Edataworx Inc. elects to sell the 15,000 shares agreed upon, and the aggregate sales price is less than $2.00 per share. Edataworx, Inc. failed to make any required payments.  The Company is holding the entire 20,000 shares previously issued.  On February 25, 2016 new action to enforce the Settlement Agreement, including a claim for attorney’s fees as provided for in the Settlement Agreement, was filed.  The Morris County Sheriff served the Summons and Complaint on Edataworx, Inc.  The Company intends to file a motion for summary judgment as soon as Edataworx, Inc.’s time to answer has expired.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market for Our Common Shares

Our common shares are quoted on the OTC Pink Sheets under the temporary symbol PZOOD. The high and low common closing stock prices per share during the periods indicated were as follows:

Quarter Ended	March 31	June 30	September 30	December 31	Year

2015
High	1.75	1.60	0.75	0.45	1.75
Low	0.42	0.55	0.38	0.03	0.03

2014
High	2.35	6.34	5.00	3.97	6.34
Low	1.65	1.65	1.60	1.51	1.51

NUMBER OF HOLDER OF OUR COMMON SHARES
As of the date of this filing there are four thousand six hundred and fifty four (4,654) holders of record of our common shares.

DIVIDEND POLICY
We have never paid cash or any other form of dividend on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Moreover, any future credit facilities might contain restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund the pursuit of future growth. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and on such other factors as our board of directors, in its discretion, may consider relevant.  We have issued shares of Series A Preferred Stock dividends on our preferred stock in accordance with the Series A Certificate of Designation.

In March 2016, the Company effected a 1-for-100 reverse stock split of the outstanding common stock (“the Reverse Stock Split”) whereby every one hundred (100) shares of outstanding common stock decreased to one (1) share of common stock. The impact of this reverse stock split has been retroactively applied to the consolidated financial statements and the related notes.

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

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the years ended December 31, 2015 and December 31, 2014.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On or about April 8, 2014 Pazoo moved into the pharmaceutical testing space with the acquisition of a 40% interest in MA & Associates, LLC a Nevada limited liability company formed with the purpose of opening a cannabis testing laboratory based in Las Vegas, Nevada to be branded under the Steep Hill labs name.  On or about June 1, 2015, the Company agreed to purchase the remaining 60% interest in MA & Associates, LLC, whereby MA & Associates, LLC became a wholly owned subsidiary of the Company.  Harris Lee Holdings, LLC was formed, as a Nevada limited liability company, on or about July 23, 2014 and was formed to hold a License from Steep Hill Labs, Inc. for cannabis testing protocols and the use of the Steep Hill Labs name.  At formation the Company was issued a 45% interest in Harris Lee Holdings, LLC.  In 2015, the Company purchased the remaining 55% interest in Harris Lee Holdings, LLC and Harris Lee Holdings, LLC is now a wholly owned subsidiary of the Company.  The intent is that Harris Lee Holdings, LLC will directly own and operate testing laboratories in states where permitted to do so, and sub-license the Steep Hill testing protocol in states where direct ownership would be prohibited.

Liquidity and Capital Resources at December 31, 2015 Compared with December 31, 2014
As of December 31, 2015 and December 21, 2014, the Company had cash and cash equivalents of $16,819 and $733,637.  As of December 31, 2015, we had a working capital deficit of $4,368,295.

During the year ended December 31, 2015, Pazoo sold 2,990,132 Preferred Series A and C stock.  The Series A and Series C Preferred Stock sold in 2015 consisted of 2,542,132 shares of Series A Preferred Stock and 448,000 shares of Series C Preferred Stock.  Each Series A Preferred Stock consists of one share of Series A Preferred Stock convertible into 100 shares of common stock subject to adjustment, and holds a dividend of 5% compounded annually, issued in Series A Preferred Stock.  Each Series Preferred Stock C share consists of one share of Series C Preferred stock convertible into 100 shares of common stock subject to adjustment.  The Company received gross proceeds of $1,028,000 related to such offerings during the year ended December 31, 2015.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt. In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities during Fiscal 2015 was ($1,928,310) compared to cash used of ($1,273,707) during Fiscal 2014. This resulted from a net loss of $4,478,725 in Fiscal 2015 and $4,899,583 in 2014. The net losses were offset by $1,787,692 and $3,603,081 of none-cash charges in 2015 and 2014, respectively.

Net cash provided by financing activities as of December 31, 2014 and December 31, 2015 was $2,514,276, and $2,282,183 respectively.  At December 31, 2015, our principal source of liquidity had been funded primarily through the borrowings on convertible notes and preferred stock offset by repayment of convertible notes in the period.

Net cash used in investing activities as of December 31, 2014 and December 31, 2015 was $542,780, and $1,070,691 respectively.  At December 31, 2015, the majority of the net cash used in investing activities consisted of $778,638 equity investment in equity method investee and $307,500 in cash paid for licenses, compared to a $542,780 investment in equity method investee and $0 cash paid for licenses in the year ended December 31, 2014.

As a result of the foregoing, the Company’s cash decreased by $716,818 during Fiscal 2015 from $733,637 to $16,819.

The consolidated financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. The Company has had minimal revenues and has generated losses from operation. As set forth in Note 2 to the audited Financial Statements, the continuation of the Company as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable, if ever. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.  The Company is paid revenue from various advertising sources.  Typically advertising revenue is based upon the activity reports received from the advertising brokers and revenue is paid in accordance with the broker agreements at varying intervals from 30 to 75 days following the close of the particular advertising period.  The Company recognizes the revenue, and records the accounts receivable, upon receipt of the activity report from the broker.  In the event payment is not received within 120 days of the due date, the Company will classify such amount as an account where collection is doubtful.  At this time the Company has no reason to believe any accounts are not collectible and therefore no allowance for doubtful accounts has been made at this time for any advertising revenue.  The Company has only recognized minimal revenue to date.

Stock Based Compensation

We follow ASC 718 "Compensation - Stock Compensation" which prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity-Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date, the performance completion date, or the contract date.  To date, the Company has not issued any stock options, but has issued common stock to non-employees for services.

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

Comparison of Fiscal Years Ended December 31, 2015 and 2014

Revenues. Revenues were $111,287 in the fiscal year ended December 31, 2014, compared to $26,662 in the fiscal year ended December 31, 2015, a decrease of $84,625, or 76%. The decrease was a result of a shift in efforts towards developing advertising sales to replace merchandise sales as well as an increased overall focus on getting the testing laboratories operational.

Cost of Sales. Cost of sales were $541 in fiscal 2014, compared to $0 in fiscal 2015, a decrease of $541 or 100%. The decrease in cost of sales was due to our shift in selling product to online advertising. There are no cost of sales in the online advertising space market because we are not selling a product, but instead selling a space on our website.  The cost to drive traffic is considered an overhead cost and that cost then creates the opportunity for the particular ad space. We handed out some product free of charge at networking events, marketing events, and conventions to increase our marketing and awareness.

Operating Expenses.  Operating expenses consisted of the following expenses: selling, general and administrative expenses; professional fees; and website setup.  Total operating expenses were $2,479,057 in fiscal 2014, compared to $4,101,904 in fiscal 2015, an increase of 65%.  Selling, general and administrative (SG&A) expenses were $1,639,228 or 66% of total expenses in fiscal 2014 compared to $3,143,262 in fiscal 2015, an increase of $1,504,034 or 92%. SG&A expenses were mainly comprised of Branding and Public Relations, Marketing and Advertising, and Payroll.  Marketing and Advertising expense was comprised of website advertising, including contracts with Maximum Harvest and MobileSeed LLC to provide website optimization and social media optimization. In addition this included the hiring of a full time web designer, full time web content operator, and many freelance copywriters, editors, and bloggers. Professional fees were $642,740 or 26% of total expenses in fiscal 2014, compared to $823,488 or 20% of total expenses in fiscal 2015, an increase of $180,748. This was due to the large increase in investor relations and awareness.

Other Expenses.  For the year ended December 31, 2015, other expense was $403,483 mostly from the following factors. $839,919 from a loss on impairment of equity-method investment, $2,087,070 for interest expense, $898,759 loss on derivative liabilities, and offset by an approximate $3.4 million gain on debt extinguished.  For the year ended December 31, 2014, other expenses were $2,531,272 primarily from the loss on impairment of equity-method investment consisting of $542,780, interest expense of $696,073 and loss of $1,242,419 on derivative liability.

Net loss. The net loss was $4,899,583 for the year ended December 31, 2014, compared to net loss of $4,478,725 for the year ended December 31, 2015.

Subsequent Events

In 2016, the company issued an aggregate of 7,528,617 common shares to debt holders valued at a total of $45,075 for conversions pursuant to convertible notes. The conversion prices on these stock issuances ranged from $0.007 to $0.7.

In 2016, investors converted 368,526 Series A Preferred stock into 368,526 common stock.

Investors of Series A Preferred stock converted 875,000 shares of Preferred A stock into 875,000 sharese of common stock which was issued on January 4, 2016.

In 2016, the Company issued an aggregate of 97,500 Series C Preferred stock for an aggregate amount of $50,000.

In January 2016, the Company entered into short term capital loans in the aggregate amount of $20,000.

In February 2016, the company entered into convertible note agreements for an aggregate total of $102,750. The interest rates range from 8% - 12% and the conversion terms are at a 50% discount to the 25 prior trading days

In February 2016, Pazoo licensee Harris Lee Colorado, LLC, a related party, received official approval from the Colorado Marijuana Enforcement Division (MED) on 2/22/16 to officially take over management control of the Denver testing lab.

In March 2016, Pazoo entered into a convertible agreement note with private investors for the amount of $300,000 with an interest rate of 12% and a maturity date of March 2021.

On March, 30, 2016, the Company effectuated its Definitive 14C filing through FINRA resulting in a reverse split to the common stock of a ratio of 100:1. All fractional shares were rounded up. The total amount authorized and all Preferred shareholders were unaffected by the reverse split. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes.

Off-Balance Sheet Agreements

None noted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this item.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pazoo, Inc.
Whippany, New Jersey

We have audited the accompanying consolidated balance sheet of Pazoo, Inc. (the "Company") as of December 31, 2015 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pazoo, Inc. as of December 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP
Marlton, New Jersey
April 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pazoo, Inc.
Whippany, New Jersey

We have audited the accompanying balance sheet of Pazoo, Inc. (the "Company") as of December 31, 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pazoo, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
May 13, 2015

PAZOO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$16,819	$733,637
Accounts receivable	-	87,949
Stock subscription receivable	-	18,253
Inventories	-	2,668
Prepaid expenses	5,448	6,181

Total current assets	22,267	848,688

Fixed assets, net	749,841	-
Intangible assets, net	1,590,935	-

Total other assets	2,340,776	-

Total assets	$2,363,043	$848,688

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit	$19,500	$-
Accounts payable and accrued liabilities	406,176	84,189
Loans payable	203,000	3,000
Interest payable	172,709	46,862
Convertible debt, net of unamortized discounts of $533,391 and $413,898	809,644	895,664
Contingent consideration liabilites	718,581	-
Derivative liabilities	1,756,435	2,576,025
Capital lease liability	304,516	-

Total current liabilities	4,390,561	3,605,740

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $794,036, and $783,668	198,464	28,832
Capital lease	242,771	-
Total long-term liabilities	441,235	28,832

Total liabilities	4,831,796	3,634,572

Commitments and contingencies	-	-

Stockholders' deficit:
Convertible Preferred Stock, 50,000,000 shares authorized, $0.001 par value
Series A; 10,000,000 shares authorized, 860,669 and 1,036,394 shares issued and outstanding, respectively.	861	1,036
Series B; 5,000,000 shares authorized, 1,762,500 and 1,187,500 shares issued and outstanding, respectively.	1,762	1,187
Series C; 10,000,000 shares authorized, 2,051,000 and 0 shares issued and outstanding, respectively.	2,051	-
Series D; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Series E, 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 2,950,000,000 shares authorized, 14,865,053 and 1,930,304 shares issued and outstanding at December 31, 2015 and 2014, respectively.	14,865	1,930
Additional paid-in capital	9,410,382	4,629,912
Accumulated deficit	(11,898,674)	(7,419,949)

Total stockholders' deficit	(2,468,753)	(2,785,884)
Total liabilities and stockholders' deficit	$2,363,043	$848,688

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2015	2014

Revenues:
Advertising sales	$26,662	$111,036
Merchandise sales	-	251
Total revenues	26,662	111,287

Cost of sales
Merchandise sales	-	541
Total cost of sales	-	541

Gross profit	26,662	110,746

Operating expenses:
Selling, general and administrative expenses	3,143,262	1,639,228
Professional fees	823,488	642,740
Website setup	135,154	197,089
Total operating expenses	4,101,904	2,479,057

Loss from operations	(4,075,242)	(2,368,311)

Other income/(expenses):
Gain/(loss) on derivative liabilities	(898,759)	(1,292,419)
Gain on debt extinguishment	3,412,265	-
Gain on change in FV of contingent consideration	10,000	-
Loss on impairment of equity method investment	(839,919)	(542,780)
Interest expense	(2,087,070)	(696,073)

Net loss	$(4,478,725)	$(4,899,583)

Series A preferred stock dividends	(39,743)	(105,079)

Net loss attributable to common stockholders	$(4,518,468)	$(5,004,662)

Net loss per common share – basic and diluted	$(0.69)	$(3.85)

Weighted average common shares outstanding - basic and diluted	6,553,747	1,298,345

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,478,725)	$(4,899,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,971,984	635,273
Depreciation	140,047	-
Amortization	62,337	-
Change in fair value of contingent consideration	(10,000)	-
Stock-based compensation	1,297,481	1,116,008
(Gain)/loss on derivative liabilities	898,759	1,292,419
(Gain)/loss on debt extinguishment	(3,412,265)
Convertible debt issued for rent expense	-	16,601
Impairment loss on equity method investment	839,919	542,780
Changes in operating assets and liabilities:
Accounts receivable	87,949	(54,488)
Inventory	2,668	1,461
Prepaid expenses and other current assets	733	(4,270)
Accounts payable, accrued liabilities and interest payable	670,803	80,092
Net cash used in operating activities	(1,928,310)	(1,273,707)

Cash flows from investing activities:
Deposit made on acquisition of investment	-	-
Line of credit	19,500	-
Cash paid for purchase of licenses	(307,500)	-
Acquisition of fixed assets	(4,052)
Equity investment in equity method investee	(778,639)	(542,780)
Net cash used in investing activities	(1,070,691)	(542,780)

Cash flows from financing activities:
Borrowings on convertible note, net of original issue discounts	1,443,287	2,297,200
Stock subscription receivable	18,253	-
Payments towards capital leases	(67,737)	-
Repayments on convertible notes	(413,000)	(240,000)
Borrowings on loan payable	200,000	-
Proceeds from issuing common stock	48,380	77,076
Proceeds from sale of Series A preferred stock and warrants	580,000	340,000
Proceeds from exercise of Series A preferred warrants	25,000	40,000
Proceeds from sale of Series C preferred stock	448,000	-
Net cash provided by financing activities	2,282,183	2,514,276

Net increase (decrease) in cash and cash equivalents	(716,818)	697,789

Cash and cash equivalents beginning of period	733,637	35,848

Cash and cash equivalents end of period	$16,819	$733,637

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Preferred shares issued for acquisition of MA & Associates	$1,000,000	$-
Fixed assets acquired under capital lease	615,024	-
Contingent consideration for acquisition of MA & Associates	1,228,501	-
Common stock issued for the conversion of Series A preferred stock	3,115	270
Common stock issued for the conversion of Series C preferred stock	200	-
Debt discount due to derivative liabilities	2,296,385	1,556,574
Resolution of derivative liabilities	-	445,017
Common shares issued for conversion of debt and interest	1,303,908	207,843
Common shares issued with debt	93,087	35,897
Common shares issued for stock subscription receivable	-	18,253

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

December 31, 2013	1,014,095	$1,014	923,394	$923	1,187,500	$1,187	0	$0	$ 2,350,848	$(2,520,366)	$ (166,395)

Common shares issued for services	353,743	354	-	-	-	-	-	-	1,061,004	-	1,061,358

Conversion of preferred stock to common stock	269,500	270	(269,500)	(270)	-	-	-	-	-	-	-

Preferred stock and warrants issued for cash	-	-	287,500	288	-	-	-	-	339,712	-	340,000

Preferred shares issued for services	-	-	15,000	15	-	-	-	-	54,635	-	54,650

Common shares issued for subscription receivable	17,396	17	-	-	-	-	-	-	18,236	-	18,253

Common shares issued for cash	51,961	52	-	-	-	-	-	-	77,024	-	77,076

Issuance of preferred stock for warrant exercises	-	-	80,000	80	-	-	-	-	39,920	-	40,000

Common shares issued for conversion of debt	211,109	211	-	-	-	-	-	-	207,632	-	207,843

Common shares issued with debt	12,500	13	-	-	-	-	-	-	35,884	-	35,897

Resolution of derivative liabilities	-	-	-	-	-	-	-	-	445,017	-	445,017

Net Loss	-	-	-	-	-	-	-	-	-	(4,899,583)	(4,899,583)

December 31, 2014	1,930,304	$1,930	1,036,394	$1,036	1,187,500	$1,187	0	$-	$ 4,629,912	$(7,419,949)	$ (2,785,884)

Common shares issued for services	522,208	522	-	-	-	-	-	-	135,459	-	135,981

Conversion of preferred stock to common stock	3,315,000	3,315	(3,115,000)	(3,115)	-	-	(200,000)	(200)	-	-	-

Preferred Series A stock and warrants issued for cash	-	-	2,542,132	2,542	-	-	-	-	577,458	-	580,000

Preferred shares issued for services	-	-	50,000	50	575,000	575	803,000	803	1,160,072	-	1,161,500

Preferred shares issued for acquisitions	-	-	-	-	-	-	1,000,000	1,000	999,000	-	1,000,000

Preferred shares issued for cash			-	-	-	-	448,000	448	447,552	-	448,000

Common shares issued for cash	54,601	55	-	-	-	-	-	-	48,325	-	48,380

Issuance of preferred stock for warrant exercises	-	-	347,143	348	-	-	-	-	24,652	-	25,000

Common shares issued for conversion of debt	8,921,288	8,921	-	-	-	-	-	-	1,294,987	-	1,303,908

Common shares issued with debt	121,652	122	-	-	-	-	-	-	92,965	-	93,087

Net Loss	-	-	-	-	-	-	-	-	-	(4,478,725)	(4,478,725)

December 31, 2015	14,865,053	$14,865	860,669	$861	1,762,500	$1,762	2,051,000	$2,051	$ 9,410,382	$(11,898,674)	$ (2,468,753)

The accompanying notes are an integral part of these financial statements.

Pazoo, Inc.
Notes to Consolidated Financial Statements

Note 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company is a growth stage health and wellness company. Presently, their business consists of pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments.

Further, the Company entered the pharmaceutical testing laboratory market with their acquisitions of MA & Associates, LLC (see Note 3) which will operate pharmaceutical testing laboratories in Nevada, and Harris Lee Holdings, LLC (see Note 3) which will operate pharmaceutical testing laboratories within other states, or license testing protocols as independently owned laboratories.  These pharmaceutical testing laboratories focus on providing quality control services to the medical cannabis industry.  The mission is to protect the public health by providing infrastructure and analytical services to legally-authorized cannabis producers and distributors as well as to regulators.  States that have legalized cannabis are developing cannabis health and safety criteria that we will fulfill through their testing laboratories.  Lastly, the Company’s wholly owned subsidiary, CK Distribution LLC, provides the marketing and sales agent for the distribution of non-controlled hemp products throughout the USA. Non-controlled hemp products are the items utilized by the industry that support grow facilities, infusion companies and dispensaries.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Pazoo, Inc. (“Pazoo” or the “Company”) and its wholly-owned subsidiaries MA & Associates, LLC. and Harris Lee Holdings LLC  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company transactions and accounts have been eliminated in consolidation.

In March 2016, the Company effected a 1-for-100 reverse stock split of the outstanding common stock (the “Reverse Stock Split”) whereby every one hundred (100) shares of outstanding common stock decreased to one (1) share of common stock. Similarly, the number of shares of common stock, par value $0.001 (“Common Stock”) into which each outstanding Preferred stock and warrant to purchase common stock is to be exercisable decreased on a 1-for-100 basis and the exercise price of each outstanding preferred stock and warrant to purchase common stock increased proportionately. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes.

Equity Method Investments

Equity method investees are all entities over which the Company has significant influence, but not control. Significant influence is presumed with a shareholding of between 20% and 50% of the voting rights. Investments in equity method investees are accounted for using the equity method of accounting and are initially recognized at cost. As of December 31, 2014, the Company has investments in, MA & Associates, LLC and Harris Lee, LLC which provide the Company with significant influence. In 2015, both entities became wholly owned subsidiaries.

Use of Estimates

In accordance with GAAP the preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Pazoo and its subsidiaries, which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value.  If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized.  An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.  The Steep Hill and MA license, along with the in-process research & development, were evaluated for impairment and no impairment loss was incurred as of December 31, 2015.  During the year ended December 31, 2014, the Company performed an impairment analysis and determined that due to the fact that MA is a start up with no current cash flows; we impaired 100% of the equity method investment resulting in an impairment loss of $542,780 during 2014.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2015 and 2014.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability – December 31, 2015	$-	$-	$1,756,435	$1,756,435
Derivative liability – December 31, 2014	$-	$-	$2,576,025	$2,576,025

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

Advertising Expenses

Costs associated with advertising are charged to expense as incurred.

Recent Accounting Pronouncements

February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to how an entity should recognize lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for us beginning in the first quarter of 2019. Early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adopting this guidance on our consolidated financial condition, results of operations and cash flows.

In March 2016, the FASB issued new guidance which involves several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company is currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. The amendments in this ASU are effective for non-public companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning December 15, 2019.  Early adoption of the amendments in the ASU is permitted as early as the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of this standard is not expected to have a material effect on the consolidated financial position and results of operations and statements of cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 defines the term substantial doubt, requires an evaluation of every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plan, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. The amendments in ASU 2014-15 are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted. The Company is currently evaluating the impact this guidance may have on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update (ASU) 2015-16—Business Combinations, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The amendment eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance for the year ended December 31, 2016. The Company does not expect this guidance to have a material effect on its consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed to have a material impact on our present or future consolidated financial statements.

Note 2—GOING CONCERN

During 2015 and 2014, the Company incurred net losses of $4,478,725 and $4,899,583, respectively. In addition, as of December 31, 2015, the Company had a working capital deficit of $4,368,294. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow and raise additional capital to meet our obligations on a timely basis and ultimately attain profitability.  If the Company is unable to generate sufficient cash flow or raise additional capital, it could be forced to cease operations.

Note 3—ACQUISITIONS

MA & Associates, LLC

On April 8, 2014 the Company entered into a Limited Liability Company Membership Interest Purchase Agreement with MA & Associates, LLC (“MA”) under which the Company agreed to acquire a 40% equity interest in MA for two testing locations in exchange for a purchase price of $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock. MA was formed to become a cannabis testing laboratory within the State of Nevada. In 2014 and 2015, prior to the purchase of the remaining 60% and obtaining control as discussed below, the Company paid an aggregate of $1,321,419 of the cash portion and issued 100,000 shares of the Series C Preferred Stock.

During 2014 and 2015, prior to taking control through the acquisition of the remaining 60% interest, the consideration paid was originally recorded as an investment in equity method investment, and was subsequently impaired prior to entering into the second investment agreement noted below.

On June 3, 2015, the Company entered into a 2nd agreement to acquire the remaining 60% interest in MA for 1,000,000 shares of Series C preferred stock, valued at $1,000,000.  In accordance with generally accepted accounting principles (“GAAP”) in accounting for a step-acquisition, the Company estimated the fair value of the previously held equity method investment at $667,666, resulting in a total purchase price of approximately $1.7 million.

As of December 31, 2015 the Company was still obligated to pay the remaining portion under the original 40% investment agreement, consisting of $678,000 of cash and 50,000 shares of Series C Preferred Stock (valued at $40,000 as of December 31, 2015), totaling $718,581 and included in contingent consideration liability on the accompanying consolidated balance sheet.

The remaining contingent consideration will be issued in the future after the testing laboratory is operational.

ICPI, who is a related party, was entitled to 500,000 Series C shares as a commission for services related to the MA & Associates LLC., acquisition, of which 300,000 were issued during the year ended December 31, 2015 valued and expensed at $300,000. The remaining 200,000 shares will be issued upon achieving certain milestones in 2016 and this amount has been properly accrued for as of December 31, 2015.

The acquisition was accounted for using the purchase method and accordingly, the purchase price was allocated based on the estimated fair market values of the assets acquired and liabilities assumed on the date of each acquisition.

ACQUIRED ASSETS:
Current assets	$4,866
Fixed assets	270,811
Intangible - License Agreement	1,345,771
Other assets	56,985
Total assets acquired	$1,678,433

LIABILITIES ASSUMED:
Current liabilities	$(11,756)
Other liabilities	(9)
Total liabilities assumed	$(11,766)
Net assets acquired	$1,666,667

Acquisition Price	$1,666,667

The Company obtained a 3rd party valuation for the value of the intangible assets with an estimated life of twenty years. Intangibles related to the acquisition of MA will not be deductible for tax purposes.  Management deemed the unaudited pro forma results of operations data for the year ended December 31, 2015 and 2014 immaterial and are thus not shown.

Harris Lee Holdings, LLC

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

During the year ended December 31, 2015, Harris Lee was not operating and its impact on the Company’s Statement of Operations was zero as it was determined to be nominal.

Note 4—LINE OF CREDIT

The Company entered into a line of credit with Wells Fargo in December 2015 in the amount of $25,000.  The credit line bares an interest rate of 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants and the guarantor on the account is Steve Basloe. The line of credit has been used for general operating expenses.

Note 5—FIXED ASSETS

Fixed assets consists of the following:

	Estimated Useful Life (in years)	December 31, 2015	December 31, 2014

Cost:
Equipment	3-5	$643,195	$-
Furniture and fixture	7	6,687	-
Leasehold improvements	3-5	238,620	-
Website	3	1,385	-
		$889,887	$-
Accumulated depreciation and amortization		(140,046)	-

Fixed Assets, Net		$749,841	$-

Costs of assets acquired under capital leases were approximately $615,000 for the year ended December 31, 2015.  The capital lease represents a total of three leases for testing equipment. The leases hold an interest rate of 0% and monthly payments are approximately $17,000 per month. The depreciation for the years ended December 31, 2015 and December 31, 2014 was $140,046 and $0, respectively.

Note 6—INTANGIBLE ASSETS & GOODWILL

Intangible assets as of December 31, 2015 consisted of a license agreement acquired for $307,500 from Steep Hill Labs for the right to take the Steep Hill software and methodology to states above and beyond Nevada, and the MA license derived for the acquisition of $1,345,771.  The cost basis of the intangible asset will be amortized over a twenty year useful life. Amortization expense during the year ended December 31, 2015 was $62,336.  Annual amortization expense is approximately $107,000 per year.

Note 7—STOCKHOLDERS’ EQUITY

Preferred Stock

On August 14, 2015 the Company filed a Definitive Information Statement with the SEC on Form 14C with regard to changes in its capital structure.  On October 1, 2015 the Company filed an Amendment to its Articles of Incorporation   authorizing 50 million shares of $0.001 par value Preferred Stock. The preferred shares available for issuance are 10,000,000 Series A Convertible Preferred Stock, 5,000,000 Series B Non-convertible Preferred Stock,  10,000,000 Series C Non-convertible Preferred Stock,12,500,000 Series D Preferred Stock, and 12,500,000 Series E Preferred Stock.

On or about March 17, 2014, the Board of Directors voted to affect a 10 for 1 reverse stock split on all outstanding Series A Preferred Stock As a result of the reverse stock split, the Series A Preferred Stock is now convertible into one hundred shares of common stock (which giving effect to the reverse stock split of 100 for 1 in March of 2016, is now one to one on conversion) for each Preferred share at the option of the holder, does not have voting rights and pays a Series A Preferred Stock dividend of 5% annually and an expiration date of February 1, 2022. The Company shall pay the amount due on the Maturity Date in kind with shares of Common Stock. The number of shares of Common Stock to be issuable to a Holder on the Maturity Date (the “Maturity Shares”) shall be equal to the quotient of (x) the aggregate Liquidation Preference for such Holder’s Shares on the Maturity Date divided by (y) the Conversion Price in effect as of the Maturity Date. On or before the third (3rd) Business Day following the Maturity Date (the “Maturity Share Delivery Date”), the Company must deliver to each Holder the Maturity Shares issuable to such Holder. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the “Liquidation Preference”) equal to (A) $1,000 per Share held by such Holder, plus (B) a further amount equal to any Dividends accrued but unpaid on such Shares. If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders. The Liquidation Preference shall be appropriately adjusted for any stock splits, stock combinations, stock dividends or similar recapitalizations.

The Series B Preferred Stock is non-convertible, does not pay a dividend, and contains preferential voting rights.  On August 14, 2015 the Company filed a Definitive Information Statement with the SEC on Form 14C increased the voting rights from  a ratio of 200 votes for each share of Series B Preferred Stock to 1,000 votes for each share of Series B Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the “Liquidation Preference”) equal to $0.001 per Share held by such Holder, or such other amount as any Securities Purchase Agreement under which the Shares are issued may provide. If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders. The Liquidation Preference shall be unaffected for any stock splits, stock combinations, stock dividends or similar recapitalizations.

The Series C Preferred Stock is non-convertible and has no voting rights and has an expiration date for redemption to February 1, 2022. The Company shall pay the amount due on the Maturity Date in kind with shares of Common Stock. The number of shares of Common Stock to be issuable to a Holder on the Maturity Date (the “Maturity Shares”) shall be equal to the quotient of (x) the aggregate Liquidation Preference for such Holder’s Shares on the Maturity Date divided by (y) the Conversion Price in effect as of the Maturity Date. On or before the third (3rd) Business Day following the Maturity Date (the “Maturity Share Delivery Date”), the Company must deliver to each Holder the Maturity Shares issuable to such Holder. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the “Liquidation Preference”) equal to (A) $0.001per Share held by such Holder, plus (B) a further amount equal to any Dividends accrued but unpaid on such Shares. If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders. The Liquidation Preference shall be appropriately adjusted for any stock splits, stock combinations, stock dividends or similar recapitalizations.

The Company and ICPI have engaged in a total of six investment agreements between the time of January 2011 and April 2016, with the last amendment to Investment Agreement No. 6 coming November 2016. All of the investment agreements between ICPI and the Company provide for Series A Preferred Stock to be issued by the Company upon a cash investment provided to the Company by ICPI.  ICPI makes up the majority of the Series A Preferred Stock outstanding at December 31, 2015.

Total stock-based compensation recognized during 2015 totaled $1,221,981, consisting of 522,208 common shares and 50,000 Series A preferred shares, 575,000 Series B preferred shares and 803,000 Series C preferred shares.  Total stock-based compensation recognized during 2014 totaled $1,116,008, consisting of 353,742 common shares and 15,000 Series A preferred shares.

On or about March 17, 2014, the Board of Directors voted to affect a 10 for 1 reverse stock split on all outstanding Series A Preferred Stock. All share and per share amounts herein have been retroactively restated to reflect the split.

In 2014, The Company sold an aggregate of 287,500 of Series A Preferred Stock and 287,500 Series A preferred stock warrants for cash proceeds of $340,000.

In 2014, ICPI exercised warrants in the amount of 80,000 Series A Preferred Stock warrants for cash proceeds of $40,000.

In August 2014, 10,000 shares of Series A Preferred Stock was issued to Jordan Stroum as Pazoo’s representative to MA & Associates in Las Vegas, Nevada per the agreement signed July 25, 2014. Series A Preferred Stock converts at a rate of 100:1. The 10,000 Series A Preferred Stock convert into 10,000 shares of common stock. The shares were valued at $34,800.

In October 2014, 5,000 Series A Preferred Stock was issued to Jordan Stroum in exchange for services rendered as Pazoo’s representative to MA & Associates in Las Vegas, Nevada as per the agreement signed July 25, 2014.  Series A Preferred Stock converts at a rate of 1:1.  The 5,000 Series A Preferred Stock convert into 5,000 shares of common stock. The shares were valued at $19,850.

During 2014, 269,500 shares of Series A preferred stock were converted into 269,500 common shares.

Total Series A Preferred shares outstanding as of December 31, 2014 were 1,036,394.

In 2015, the Company sold an aggregate of 2,542,132 Series A Preferred Stock for cash proceeds of $580,000

In 2015, the Company issued an aggregate of 50,000 Series A Preferred Stock for services, valued at a total of $20,300.

During 2015, 3,115,000 shares of Series A Preferred stock were converted into 3,115,000 common shares.

In 2015, ICPI exercised warrants in the amount of 347,143 Series A Preferred Stock warrants for cash proceeds of $25,000.

Total Series A Preferred shares outstanding as of December 31, 2015 were 860,669.

In 2015, the Company issued an aggregate of 450,000 Series B Preferred Stock in connection with the MA and Associates, LLC, which was recorded as stock compensation and issued 125,000 Series B Preferred Stock as compensation.

Total Series B Preferred shares outstanding as of December 31, 2015 were 1,762,500.

In 2015, the Company issued an aggregate of 1,803,000 Series C Preferred Stock for acquisitions and services.

In 2015, the Company sold an aggregate of 448,000 Series C Preferred Stock for cash proceeds of $448,000.

During 2015, 200,000 Series C Preferred Stock were converted into 200,000 common shares.

Total Series C Preferred shares outstanding as of December 31, 2015 were 2,051,000.

In 2015, there have been no issuances or sales of Series D Preferred Stock or Series E Preferred Stock.

Common Stock

Issuances

In 2014, we issued a total of 51,961 common shares for aggregate cash proceeds of $77,076, in accordance with the put agreements per the equity agreement with Premier Venture Capital dated April 4, 2014.

In 2014, we issued a total of 17,395 common shares for a stock subscription receivable $18,253 which was collected during 2015.

In 2014, we issued a total of 353,742 common shares to consultants and experts who have agreed to be included in the “Our Experts” section of our Company website (www.pazoo.com) as well as certain consultants.  Each expert has executed an expert services contract giving them a certain number of shares issued upon the signing of the agreement and further shares on each anniversary of the contract date. Consultants were used by the Company to increase its marketing, advertising, and awareness. Consultants were issued shares based on individual service contracts. The total stock compensation expense recorded during 2014 was $1,061,358. As of December 31, 2014, there were 5,893,333 shares to be issued that will be earned through 2015.

In 2014, we issued 12,500 common shares with debt valued and recorded as a debt discount at $35,897.

In 2015, we issued a total of 54,601 common shares for aggregate cash proceeds of $48,380, in accordance with an agreement with Premier Venture Capital.

In 2015, we issued a total of 522,208 common shares to consultants and experts who have agreed to be included in the “Our Experts” section of our Company website (www.pazoo.com) as well as certain consultants.  Each expert has executed an expert services contract giving them a certain number of shares issued upon the signing of the agreement and further shares on each anniversary of the contract date. Consultants were used by the Company to increase its marketing, advertising, and awareness. Consultants were issued shares based on individual service contracts.

In 2015, we issued 9,042,939 common shares with debt or for the conversion of debt valued at $1,303,908.

Conversions

In 2014, we issued an aggregate of 211,109 common shares for the conversion of debt and accrued interest totaling $207,843.

In 2015, we issued an aggregate of 9,042,939 common shares for the conversion of debt and accrued interest totaling $1,396,995.

Preferred Stock Warrants

In 2014, The Company sold an aggregate of 287,500 of Series A Preferred Stock and 287,500 Series A preferred stock warrants for cash proceeds of $340,000.

In 2014, ICPI exercised 80,000 Series A Preferred Stock warrants for cash proceeds of $40,000.

In 2015, in connection to the Preferred Stock above, the Company issued 2,325,000 Series A Preferred Stock warrants with an exercise price of $0.50.

In 2015, ICPI exercised 347,143 Series A Preferred Stock warrants for cash proceeds of $25,000.

The following table presents the Series A preferred stock warrant activity during 2015 and 2014:

		Weighted
		Average
	Warrants	Exercise Price

Outstanding – December 31, 2013	823,226	$2.200
Granted	287,000	2.180
Forfeited/canceled	(80,000)	0.500
Exercised	-	-
Outstanding – December 31, 2014	1,030,226	$2.230
Granted	2,325,000	0.500
Forfeited/canceled	(50,000)	0.050
Exercised	(347,143)	0.007
Outstanding – December 31, 2015	2,958,083	$0.960
Exercisable – December 31, 2015	2,958,083	$0.960

The weighted average remaining life of the outstanding Series A preferred stock warrants as of December 31, 2015 and December 31, 2014 was 4.22 and 3.26 years, respectively.

Common Stock Warrants

The following table presents the common stock warrant activity during 2015 and 2014:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2013	5,000,000	$0.05
Granted	1,130,470	0.05
Forfeited/canceled	(2,200,000)	0.05
Exercised	-	-
Outstanding - December 31, 2014	3,930,470	$0.05
Granted	-	0.05
Forfeited/canceled	(2,600,000)	0.05
Exercised	(1,330,470)	0.05
Outstanding – December 31, 2015	-	$-
Exercisable – December 31, 2015	-	$-

As of December 31, 2014 two warrants exercisable into 3,930,470 common shares were outstanding, which were comprised of a warrant for 2,600,000 shares relating to ICPI Investment Agreement No. 1, dated January 11, 2011, all of which expired during the twelve months ended December 31, 2015 and a warrant for 1,330,470 that was exercisable into $67,500 worth of common stock, which was exercised during 2015.  See below for additional details regarding this warrant.  As of December 31, 2015, no warrants for common stock were outstanding.

On June 22, 2015 Typenex Co-Investments, LLC submitted a cashless warrant Notice of Exercise seeking 529,682 shares pursuant to a Warrant dated on or about May 14, 2014.  The Company disputed the Notice of Exercise due to what the company believes was bad faith upon the holder acting in such a fashion to deflate the Company’s stock price in order to obtain more share under the Warrant. On or about July 29, 2015 the Company permitted Typenex to submit a new Notice of Exercise for 45,000 shares.  It is the Company’s position that Typenex is not entitled to any additional shares under the Warrant.  The Company and Typenex have reached an agreement in principal to resolve this dispute.  Under the terms of the proposed settlement, Typenex will be issued common stock of the Company in the total aggregate value of $50,000.  Typenex is prohibiting from holding more than 4.99% of the outstanding common stock of the Company and will be subject to leak out provisions restricting the amount of stock of the Company that sold. These terms and stock to be issued has been properly accrued for.

Note 8—RELATED PARTY TRANSACTIONS

In July 2013, the Company entered into a consulting agreement with an affiliate of Mr. Basloe, a board member of the Company. The agreement provides for consulting on marketing-related services for the Company. The amounts paid under this agreement in the years ended December 31, 2015 and December 31, 2014 were $46,617 and $57,650, respectively.

In January 2015, the Company entered into a services agreement with a family member of board member Mr. Basloe. The agreement provided for consultation services related to the Colorado recreational and medical marijuana marketplace and onsite retail operations studies in Boulder, CO and Denver, CO. The consultant was granted 250,000 common shares under the agreement which vest after six months. The fair value of the award was determined to be $1,750, of which $1,750 was recognized during the year ended December 31, 2015 as stock-based compensation.

In connection with the investments in Harris Lee Holdings, LLC and MA & Associates, LLC the Company issued Series B and Series C Preferred shares to two current board members, Mr. Del Hierro and Mr. Lieberthal. Mr. Del Hierro was issued 150,000 shares of Series B Preferred and 380,000 shares of Series C Preferred. Mr. Lieberthal was issued 150,000 shares of Series B Preferred shares and 332,000 shares of Series C Preferred shares for total compensation of $891,000, which was recorded as stock compensation.

In July 2015 Harris Lee Holdings, LLC entered into a series of agreements related to the operations of the Colorado testing facility being managed by Harris Lee Colorado, LLC.  The Managing Member of Harris Lee Colorado, LLC is an immediate family member of Steve Basloe, President and Director of the Company.  Among the agreements signed is a sub-license Agreement whereby Harris Lee Holdings, LLC sub-licenses the Steep Hill Labs testing protocol to Harris Lee Colorado, LLC in exchange for licensing fees based on the number of tests conducted by Harris Lee Colorado, LLC.

Note 9—CONVERTIBLE NOTES

 The following table summarizes the changes in the convertible notes during 2014 and 2015:

	Short Term	Long Term	Total

Balance as of December 31, 2013	$1,849	$-	$1,849

Cash additions	1,444,700	852,500	2,297,200
Non-cash additions	14,752	-	14,752
Cash payments	(240,000)	-	(240,000)
Conversions	(88,400)	(50,000)	(138,400)
Original issue discount	176,661	10,000	186,661
Total	1,309,562	812,500	2,122,062

Less: unamortized discount	(413,898)	(783,668)	(1,197,566)

Balance as of December 31, 2014	$895,664	$28,832	$924,496

Cash additions	1,263,287	180,000	1,443,287
Non-cash additions	331,193	-	331,193
Cash payments	(413,000)	-	(413,000)
Conversions	(1,224,163)	-	(1,224,163)
Original issue discount	76,156	-	76,156
Total	1,343,035	992,500	2,335,535

Less: unamortized discount	(533,391)	(794,036)	(1,327,427)

Balance as of December 31, 2015	$809,644	$198,464	$1,008,108

In February 2014, the Company entered into a 10% convertible note with Tangiers in the amount of $60,500. Of this amount, $5,500 was an original issue discount on the note. The note is amortized using the straight line method through the maturity date of February 27, 2015. The note is convertible at a variable price of the lower of $0.01 or 50% of the lowest trading price during the 25 day period prior to the date of conversion. The note is convertible 180 days from the date of the note. The note matures on February 27, 2015. In September 2014, the entire balance was converted into 80,666 shares of common stock using a conversion price of $0.0075 per share. The note was fully amortized since it was converted in full during the year 2014.

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

In May 2014, the Company entered into a 10% Convertible Note with Typenex Co Investment LLC (“Typenex”) in the amount of $139,500, of which $14,500 is the original issue discount. The discount is amortized using the straight line method over the term of the note. Typenex may convert the Note into common stock of the Company at a conversion price of $0.07 per share. The note matures on March 28, 2015. In conjunction with the note, a total of 11,304 common stock warrants were issued. The warrants were accounted for as derivative liabilities resulting in a discount to the note of $83,682. In December 2014, $35,174 of the note and accrued interest was converted into 27,140 shares of common stock using a conversion price of $1.30 per share.

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

In July 2014, the Company entered into a $200,000 Convertible Note with WHC Capital LLC, of which there is a $40,000 original issue discount. WHC was also issued 12,500 common shares as part of the agreement and those shares were recorded as debt discount of $52,500. WHC may convert the note into common stock of the Company at a 50% discount to the lowest trading price of 25 trading days prior to the conversion date. The note is convertible 180 days from the date of the note.  WHC was fully repaid in October of 2014 in the amount of $240,000.

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

In September 2014, the Company entered into an amendment to the Tangiers convertible note up to the amount of $220,000 from February 2014.   Company borrowed a total of $55,000 of which $5,000 is original issue discount. Tangiers may convert the Note into common stock of the Company at the lower of $2.30 or a 50% discount to the trading price of the prior 25 trading days. The note is convertible 180 days from the date of the note.  The new term of the note is September 22, 2014.

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

In October 2014, the Company entered into a $55,000 Convertible Note with Vista Capital Investments LLC, of which $6,111 is original issue discount. Vista may convert the note into common shares of the Company at $5.00 or a 60% discount to the lowest trading price of the 25 days prior to the conversion date.

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

In October 2014, the Company entered into a 10% Convertible Note with Sarna Family Limited Partnership in the amount of $200,000. Sarna may convert the note into common shares of the Company at $1.00. In November 2014, $25,000 of the note was converted into 25,000 shares of common stock using a conversion price of $1.00 per share.

In October 2014, the Company entered into a 10% Convertible Note with private investor Mark Sarna in the amount of $200,000. Mr. Sarna may convert the note into common shares of the Company at $1.00. In November 2014, $25,000 of the note was converted into 25,000 shares of common stock using a conversion price of $1.00 per share.

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

In December 2014, the Company entered into a 10% Convertible Note with investor Joshua Parkiel in the amount of $12,500. Mr. Parkiel may convert the note into common shares of the Company at $1.00.

In December 2014, the Company entered into a 10% Convertible Note with private investor David Sarna in the amount of $12,500. Mr. Sarna may convert the note into common shares of the Company at $1.00.

In December 2014, the Company entered into a 10% Convertible Note with investor Howard Schwartz in the amount of $25,000. Mr Schwartz may convert the note into common shares of the Company at $1.00.

In December 2014, the Company entered into a 10% Convertible Note with private investor Larry Pantirer in the amount of $25,000. Mr. Pantirer may convert the note into common shares of the Company at $1.00.

In December 2014, the Company entered into a 10% Convertible Note with investor Seymour Pinewski in the amount of $50,000. Mr Pinewski may convert the note into common shares of the Company at $1.00.

In December 2014, the Company entered into a 10% Convertible Note with private investor Stuart Troyetsky in the amount of $50,000. Mr. Troyetsky may convert the note into common shares of the Company at $1.00.

In December 2014, the Company entered into a 10% Convertible Note with investor Alan Pines in the amount of $75,000. Mr Pines may convert the note into common shares of the Company at $1.00.

In December 2014, the Company entered into a 10% Convertible Note with private investor Martin Statfield in the amount of $50,000. Mr. Statfield may convert the note into common shares of the Company at $1.00.

In December 2014, the Company entered into a 10% Convertible Note with investor Morris Sarna in the amount of $50,000. Mr. Sarna may convert the note into common shares of the Company at $1.00.

In December 2014, the Company entered into a 10% Convertible Note with private investor Steve Montag in the amount of $12,500. Mr. Montag may convert the note into common shares of the Company at $1.00.

In 2014, JMJ Investments converted an aggregate of $62,169 of notes and accrued interest into 53,302 shares of common stock using conversion prices ranging from $0.75 to $20.4 per share.

The Company received $1,443,287 of new cash additions in the year ended December 31, 2015. In addition to the funds received, noteholders converted $1,224,163 during the year ended December 31, 2015 into common stock exclusive of accrued interest.  Non-cash additions, which are due to the increase in principle for compounding interest, including accrued interest, to new assignee, totaled $331,193 in 2015.  As of December 31, 2015, the unamortized debt discounts totaled $1,327,427.

During 2014, the Company received $2,297,200 of new cash additions. Noteholders converted $138,400 during the year ended December 31, 2014 into common stock. Non-cash additions totaled $16,601 in the year ended December 31, 2014. As of December 31, 2014, the unamortized debt discount totaled $1,197,566.  Interest rates ranged from 8% to 22% and the conversion rates on average are $1.00 to $0.02 at December 31, 2015.

The Company evaluated all convertible notes describe above under ASC 815 and determined that they qualify as derivative liabilities (see Note 10).

Certain convertible Notes above, as of December 31, 2015, were in default because they were past due so these notes were amended to extend maturity dates into 2016 or converted into common stock in 2016.

In 2016, interest rates of 10% increased to 12% retroactively and starts when the debt was issued. The maturity dates of these notes were also extended by 2 years retroactively and starts when the debt was issued.

Future minimum payments owed on the outstanding debt of the Company as of December 31, 2015 are as follows:

	Year Ended December 31,
	2016	2017	2018	2019	2020	Total

Convertible Notes	1,343,035	-	-	712,500	280,000	2,335,535
Short-term Non-Convertible Note	203,000	-	-	-	-	203,000
Total	1,546,035	-	-	712,500	280,000	2,538,535

Note 10—DERIVATIVE LIABILITIES

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

Under ASC-815 the conversion options embedded in the notes payable described in Note 9 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement. In addition, all of the Company’s outstanding common stock warrants are tainted, as they include price protection clauses, in 2014 and 2015 and accounted for as derivative liabilities.

The following table summarizes the changes in the derivative liabilities during 2014 and 2015:

Balance as of December 31, 2013	$172,049

Additions at fair value recognized as expense	2,310,191
Additions at fair value recognized as debt discounts	1,556,574
Gain on change in fair value	(1,017,772)
Resolution of derivative liabilities	(445,017)

Balance as of December 31, 2014	$2,576,025

Initial value derivatives	5,962,270
Extinguished	(4,014,734)
Change in fair value	(2,767,126)

Balance as of December 31, 2015	$1,756,435

During 2015 and 2014, the aggregate loss on derivative liabilities was $898,759 and $1,292,419, respectively, consisting of initial derivative expense and the change in the fair value of the derivative liabilities.

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and warrant derivative liabilities based upon the following assumptions:

	2014	2015

Dividend yield:	0%	0%
Expected volatility	145.0% to 243.0%	145.0% to 228.0%
Risk free interest rate	.03% to 1.65%	.03% to 1.63%
Expected life (years)	0.13 to 5.05	0.13 to 4.89

Note 11—INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2014 and 2015, the company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,881,918 at December 31, 2015, and will expire in the years 2031 – 2033.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.

At December 31, 2015, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$1,552,767
Less: valuation allowance	(1,552,767)
Net deferred tax asset	$-

At December 31, 2014, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$1,226,720
Less: valuation allowance	(1,226,720)
Net deferred tax asset	$-

Note 12—LOANS PAYABLE

In June 2013, Pazoo, Inc. entered into a Promissory note totaling $9,000 with ICPI for expenses paid directly to vendors.  In November 2013, $6,000 was converted into 15,000 Series A Preferred shares.  ICPI is a Series A Preferred stockholder.  As of December 31, 2015 and 2014, $3,000 still remains outstanding.

In September 2015, Pazoo, Inc. entered into a loan note totaling $200,000 with Mark Sarna and Sarna Family Limited Partnership. The note has an interest rate of 15.0% and matures September 22, 2016.  As of December 31, 2015, $200,000 still remains outstanding.

Note 13—COMMITMENTS

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

During the twelve months ended December 31, 2015 MA and Associates, LLC entered into various capital lease agreements to finance fixed asset purchases for approximately $615,000. Total monthly payments over the 36 month terms are approximately $17,000.

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

Note 14—SUBSEQUENT EVENTS

In 2016, the company issued an aggregate of 7,528,617 common shares to debt holders valued at a total of $45,075 for conversions pursuant to convertible notes. The conversion prices on these stock issuances ranged from $0.007 to $0.7.

In 2016, investors converted 368,526 Series A Preferred stock into 368,526 common stock.

Investors of Series A Preferred stock converted 875,000 shares of Preferred A stock into 875,000 shares of common stock which was issued on January 4, 2016.

In 2016, the Company issued an aggregate of 97,500 Series C Preferred stock for an aggregate amount of $50,000.

In January 2016, the Company entered into short term capital loans in the aggregate amount of $20,000.

In February 2016, the company entered into convertible note agreements for an aggregate total of $102,750. The interest rates range from 8% - 12% and the conversion terms are at a 50% discount to the 25 prior trading days

In February 2016, Pazoo licensee Harris Lee Colorado, LLC, a related party, received official approval from the Colorado Marijuana Enforcement Division (MED) on 2/22/16 to officially take over management control of the Denver testing lab.

In March 2016, Pazoo entered into a convertible agreement note with private investors for the amount of $300,000 with an interest rate of 12% and a maturity date of March 2021.

On March, 30, 2016, the Company effectuated its Definitive 14C filing through FINRA resulting in a reverse split to the common stock of a ratio of 100:1. All fractional shares were rounded up. The total amount authorized and all Preferred shareholders were unaffected by the reverse split. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2015, management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective based on such criteria.  Contributing to our deficiency is the Company’s small size and the Company’s lack of an Audit Committee.  As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency, or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.  As of the date of this Report, the material weaknesses discovered were as follows:

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

The name, age, and position of our present officers and directors is set forth below:

Name	Age	Title
Steven Basloe	64	President, Chairman of the Board of Directors
David Cunic	36	Co-Chief Executive Officer, Director
Ben Hoehn	34	Chief Operating Officer, Chief Financial Officer, Director
Antonio Del Hierro	33	Director
David Lieberthal	43	Director

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

Antonio Del Hierro – Director
Antonio Del Hierro is a native of Southern California and Mexico before settling in Las Vegas, NV.  He had lived his adolescent life in Brownsville, TX on the border with Mexico close to the spring break destination of South Padre Island.  He has had residences in Tennessee, Monterrey, Mexico Los Angeles, CA and in Austin, TX.  His extraordinary talent in tennis took to all walks of life and traveling adventures.  He was nationally ranked as a junior and on the ATP tour as a young adult.  In 2003 he decided to hang up the rackets and move to Austin Texas.  This is where he entertained the hospitality industry and started to work on the infamous 6th Street.  After a short stint he felt it was time to make a move to Los Angeles, CA to go back to school.  He gravitated towards the nightlife industry despite his educational background in which he obtained a degree in Political Science and Economics He attended West Los Angeles College and California Polytechnic State University in Pomona California.  Antonio had an array of positions to managing Saddle Ranch Chop House, food & beverage manager of the Hustler Casino, to the renowned Mondrian Hotel on the infamous Sunset Blvd.  At the ripe age of 25 he decided to leap into the Las Vegas market, landing his first job in Mandalay Bay managing Eye Candy.  After a year he decided to become a VIP host with Pure Nightclub.  Within Pure Management Group he bounced around from different positions from promoting to hosting to management.  He analyzed his life past and present and decided it was time to see the light and took a position with Light Group: surviving the rigorous training program he obtained a management position in Revolution Lounge.   He was overseeing the General Manager duties of Revolution and assisting in the management role within 1OAK Nightclub.

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

Currently we have three officers and five directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Board of Directors

Our directors hold office until the completion of their terms of office, which is not longer than one year, or until they have been reelected or their successor(s) have been elected. On November 16, 2015 each of our directors was reelected for a one year term. Therefore, our director’s terms of office expire on November 16, 2016. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there is currently one), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers. In hope of attracting exemplary professionals, the company reserves the right to compensate outside directors when such outside directors are elected.

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

Summary Executive Compensation Table

The following table shows, for the fiscal year ended December 31, 2015 and the fiscal year ended December 31, 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.

Executive Compensation.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Steven Basloe,	2015	-	-	-	-	-	-	-	-
President and Director	2014	-	-	-	-	-	-	-	-

David Cunic,	2015	-	-	-	-	-	-	15,310	15,310
CEO and Director	2014	-	5,250	-	-	-	-	22,000(1)	27,250

Ben Hoehn,	2015	55,022	-	-	-	-	-	-	55,022
COO/Acting CFO	2014	29,833	5,250	-	-	-	-	16,784(2)	51,867

Antonio Del Hierro	2015	34,029	-	-	-	-	-	-	34,029
Director	2014	-	-	-	-	-	-	-	-

David Lieberthal	2015	37,019	-	-	-	-	-	-	37,019
Director	2014	-	-	-	-	-	-	-	-

(1)	David Cunic earned $5,250 as a Pazoo employee and $22,000 as a 1099 consultant.
(2)	Ben Hoehn earned $29,833 as a Pazoo employee and $16,784 as a 1099 consultant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 13, 2015, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned directly and the percentage shown is based on 25,920,891 shares of common stock.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common	Steve Basloe	150,000	1.0%	(1)
	560 Sylvan Avenue
	Englewood NJ 07632

Common	David Cunic	150,000	1.0%
	13 Old Mill Drive
	Denville NJ 07834

Common	Ben Hoehn	25,000	0.2%	(2)
	32 Osborne Place
	West Orange, NJ 07052

Common	Total Beneficial Ownership	325,000	2.1%

(1)	Mr. Basloe's beneficial ownership includes 10,000 shares of stock issued in the names of his four children at his request and direction.
(2)	Ben Hoehn is the Chief Operating Officer and replaced Gina Morreale as Secretary and Treasurer in September 2011.
(3)	Directors David Lieberthal and Antonio Deli Hierro were not issued common shares.

As of April 13, 2016, shares of the Company's common stock issued and outstanding were 23,657,196.

Preferred stock voting rights are as follows: Series A contain no voting rights, Series B has voting rights of 1000:1, Series C has no voting rights.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions during the 2014 and 2015 fiscal years between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or which the Company has chosen to voluntarily disclose.

In June of 2013, Steve Basloe, the Chairman of the Board and the President of the Company, is also the owner of SMB Marketing. SMB Marketing, signed a consulting agreement with the Company to create strategy and execute against this plan to roll out the design and production of Pazoo.com and the content for Pazoo.com. The agreement is for a term of two years and requires minimum weekly compensation of $1,000. During 2015 and 2014, he received $46,617 and $57,650 for services provided.

On or about April 8, 2014 the Company entered into a Limited Liability Company Membership Interest Purchase Agreement with MA and Associates, LLC (“MA”) whereby the Company will acquire a 40% equity interest in MA in exchange for $2,000,000 and 150,000 shares of the Company’s Series C Preferred Stock.  The founders, officers and principal equity holders of MA are David Lieberthal and Antonio Del Heirro.  Mr. Lieberthal was later appointed the Board of Directors of the Company and Mr. Del Heirro was also later appointed to the Board of Directors of the Company.

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

In January 2015, the company acquired the remaining 45% interest in Harris Lee in exchange for 150,000 shares of the Company’s Series C Preferred stock to be issued based on a series of milestone events and 450,000 shares of the Company’s Series B Preferred Stock.  Management deemed it had control of Harris Lee prior to the 2015 preferred issuance. As such, value was considered compensation and not a business combination.  Pazoo Board Member Steve Basloe’s son Adam Basloe is a managing member of Harris Lee Colorado, LLC.  Monies paid to Harris Lee Colorado, LLC during 2015 totaled $13,507, consisting of $12,000 for legal fees and the remaining $1,507 for small operational costs.

On June 3, 2015, the Company entered into an agreement to acquire the remaining 60% interest in MA & Associates, LLC for 1,000,000 shares of Series C preferred stock. 500,000 of the shares were issued and valued at $500,000. The remaining 500,000 shares under the 60% agreement and the remaining 50,000 shares under the 40% agreement will be issued in the future after the testing laboratory is operational in 2016.

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

The following table shows fees paid for the periods ended December 31, 2015 and 2014:

	Friedman LLP	Malone & Bailey, LLP	Malone & Bailey, LLP
	2015	2015	2014

Audit fees	$10,500	$49,995	$82,683
Audit related fees	-	-	-
Tax fees	-	-
All other fees	-	-	-
Total	$10,500	$49,995	$82,683

The Audit Committee (the “Committee”) of the Board of Directors of Pazoo, Inc. recently conducted a competitive selection process to determine the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015. The Committee invited several public accounting firms to participate in this process.  As a result of this process, the Committee approved the appointment of Friedman LLP (“Friedman”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015. This action effectively dismissed Malone & Bailey, LLP as the Company’s independent registered public accounting firm as of September 30, 2015.

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

April 15, 2016	PAZOO, INC.

	By:	/s/ David M. Cunic
David M. Cunic, Individually and as
Chief Executive Officer and Director
(Principal Executive Officer)

April 15, 2016	PAZOO, INC.

	By:	/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer and Director
(Principal Financial and Accounting Officer)