Form 10-K/A
period 2015-12-31
Pazoo, Inc.
filed 2016-04-21
CIK 1533427

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Annual Report dated December 31, 2015, only furnishes the XBRL presentation not filed with the previous 10K filed on April 15, 2016. No other changes, revisions, or updates were made to the original filing.

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

April 20 , 2016	PAZOO, INC.

	By:	/s/ David M. Cunic
David M. Cunic, Individually and as
Chief Executive Officer and Director
(Principal Executive Officer)

April 20 , 2016	PAZOO, INC.

	By:	/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer and Director
(Principal Financial and Accounting Officer)