Form 10-Q
period 2016-03-31
Pazoo, Inc.
filed 2016-05-23
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-178037

 PAZOO, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3984713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23 Vreeland Rd, Suite 110 Florham Park NJ	07932
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐   No ☒

71,853,928 shares of common stock, par value $0.001 per share, outstanding as of May 20, 2016.

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements (Unaudited)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the three month period ended March 31, 2016 may not be indicative of results expected for the full year.  The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Notes to the Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations shown in Item 2 of Part I of this report, as well as the audited financial statements and related notes to the financial statements in the Company’s Annual Report on Form 10-K filed on April 15, 2016 with the Securities and Exchange Commission (SEC) for the year ended December 31, 2015.  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the instructions to Article 8 Regulation S-X.

PAZOO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$30,625	$16,819
Accounts receivable	3,842	-
Prepaid expenses	5,449	5,448

Total current assets	39,916	22,267

Fixed assets, net	703,337	749,841
Intangible assets, net	1,565,570	1,590,935

Total other assets	2,268,907	2,340,776

Total assets	$2,308,823	$2,363,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Line of credit	$25,304	$19,500
Accounts payable and accrued liabilities	694,813	406,176
Loans payable	232,584	203,000
Interest payable	237,324	172,709
Convertible debt, net of unamortized discounts of $141,874 and $533,391	1,392,973	809,644
Contingent consideration liabilites	713,581	718,581
Derivative liabilities	3,618,509	1,756,435
Capital lease liability	223,135	304,516

Total current liabilities	7,138,223	4,390,561

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $0, and $794,036	1,292,500	198,464
Capital lease	293,083	242,771
Total long-term liabilities	1,585,583	441,235

Total liabilities	8,723,806	4,831,796

Commitments

Stockholders' deficit:
Convertible Preferred Stock, 50,000,000 shares authorized, $0.001 par value
Series A; 10,000,000 shares authorized, 553,449 and 860,669 shares issued and outstanding, respectively.	553	861
Series B; 5,000,000 shares authorized, 1,762,500 and 1,762,500 shares issued and outstanding, respectively.	1,762	1,762
Series C; 10,000,000 shares authorized, 2,169,930 and 2,051,000 shares issued and outstanding, respectively.	2,170	2,051
Series D; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Series E; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 2,950,000,000 shares authorized, 24,730,296 and 14,865,053 shares issued and outstanding, respectively.	24,730	14,865
Additional paid-in capital	9,796,518	9,410,382
Accumulated deficit	(16,240,716)	(11,898,674)

Total stockholders' deficit	(6,414,983)	(2,468,753)
Total liabilities and stockholders' deficit	$2,308,823	$2,363,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues:
Advertising sales	$7,326	$20,233
Merchandise sales	-	-
Total revenues	7,326	20,233

Cost of sales
Merchandise sales	-	-
Total cost of sales	-	-

Gross profit	7,326	20,233

Operating expenses:
Selling, general and administrative expenses	701,686	1,080,862
Professional fees	144,443	228,521
Website setup	4,967	57,120
Total operating expenses	851,096	1,366,503

Loss from operations	(843,770)	(1,346,270)

Other income/(expenses):
Gain/(loss) on derivative liabilities	(2,406,761)	439,113
Loss on debt extinguishment	(66,994)	-
Gain on change in FV of contingent consideration	5,000	-
Loss on impairment of equity method investment	-	(499,000)
Interest expense	(1,029,517)	(518,371)

Net loss	$(4,342,042)	$(1,924,528)

Series A preferred stock dividends	(195)	(8,962)

Net loss attributable to common stockholders	$(4,342,237)	$(1,933,490)

Net loss per common share – basic and diluted	$(0.21)	$(0.66)

Weighted average common shares outstanding - basic and diluted	20,862,328	2,944,717

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(4,342,042)	$(1,924,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	762,237	451,693
Depreciation	46,504	-
Amortization	25,365	-
Capitalized interest expense	192,936
Change in fair value of contingent consideration	(5,000)	-
Stock-based compensation	49,900	862,800
(Gain)/loss on derivative liabilities	2,406,761	(439,113)
(Gain)/loss on debt extinguishment	66,994	-
Loss on true-up of convertible notes	-	34,383
Additional common shares issued for true-up of convertible notes	-	51,470
Impairment loss on equity method investment	-	499,000
Changes in operating assets and liabilities:
Accounts receivable	(3,842)	(821)
Prepaid expenses and other current assets	(1)	4,716
Accounts payable, accrued liabilities and interest payable	322,309	5,159
Interest payable	64,615	66,679
Net cash used in operating activities	(413,264)	(388,562)

Cash flows from investing activities:
Cash paid for purchase of licenses	-	(200,000)
Equity investment in equity method investee	-	(499,000)
Net cash used in investing activities	-	(699,000)

Cash flows from financing activities:
Line of credit	5,804	-
Proceeds from convertible note, net of original issue discounts	372,750	82,500
Stock subscription receivable	-	5,254
Repayments on capital leases	(31,069)	-
Repayments on convertible notes	(9,516)	-
Proceeds from loans payable	39,100	-
Proceeds from issuing common stock	-	48,380
Proceeds from sale of Series A preferred stock and warrants	-	235,000
Proceeds from sale of Series C preferred stock	50,001	-
Net cash provided by financing activities	427,070	371,134

Net increase (decrease) in cash and cash equivalents	13,806	(716,428)

Cash and cash equivalents beginning of period	16,819	733,637

Cash and cash equivalents end of period	$30,625	$17,209

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Common stock issued for the conversion of Series A preferred stock	$369	$60,000
Common stock issued for the conversion of Series C preferred stock	-	-
Debt discount due to derivative liabilities	406,336	181,803
Resolution of derivative liabilities	-	1,126,245
Preferred shares issued for conversion of debt and interest	30,652	-
Common shares issued for conversion of debt and interest	265,258	679,251
Common shares issued with debt	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pazoo, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Further, the Company entered the pharmaceutical testing laboratory market with their acquisitions of MA & Associates, LLC which will operate pharmaceutical testing laboratories in Nevada, and Harris Lee Holdings, LLC which will operate pharmaceutical testing laboratories within other states, or license testing protocols as independently owned laboratories.  These pharmaceutical testing laboratories focus on providing quality control services to the medical cannabis industry.  The mission is to protect the public health by providing infrastructure and analytical services to legally-authorized cannabis producers and distributors as well as to regulators.  States that have legalized cannabis are developing cannabis health and safety criteria that we will fulfill through their testing laboratories.  Lastly, the Company’s wholly owned subsidiary, CK Distribution LLC, provides the marketing and sales agent for the distribution of non-controlled hemp products throughout the USA. Non-controlled hemp products are the items utilized by the industry that support grow facilities, infusion companies and dispensaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Pazoo, Inc. (“Pazoo” or the “Company”) and its wholly-owned subsidiaries MA & Associates, LLC and Harris Lee Holdings, LLC.  These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company transactions and accounts have been eliminated in consolidation.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed on April 15, 2016.

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

Use of Estimates

In accordance with GAAP the preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pazoo and its subsidiaries, which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value.  If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized.  An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.  The Steep Hill and MA licenses were evaluated for impairment and no impairment loss was incurred as of March 31, 2016.

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

Dilutive Securities
	March 31, 2016	March 31, 2015

Convertible notes	848,119,672	441,917,854
Preferred series A shares & warrants	351,153,200	425,965,600
Preferred series C	216,963,000	58,000,000
	1,416,235,872	925,883,454

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, derivatives, convertible debt, and accounts payable. The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective maturity dates or durations. The fair value of our long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

Note 2—GOING CONCERN

During the three months ended March 2015 and 2016, the Company incurred net losses of $1,924,528 and $4,342,042, respectively. In addition, as of March 31, 2016, the Company had a working capital deficit of $7,098,307. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon our ability to generate sufficient cash flow and raise additional capital to meet our obligations on a timely basis and ultimately attain profitability.  If the Company is unable to generate sufficient cash flow or raise additional capital, it could be forced to cease operations.

Note 3—FIXED ASSETS

Fixed assets consists of the following:

	Estimated Useful Life (in years)	March 31, 2016	December 31, 2015

Cost:
Equipment	3-5	$643,195	$643,195
Furniture and fixture	7	6,687	6,687
Leasehold improvements	3-5	238,620	238,620
Website	3	1,385	1,385
		$889,887	$889,887

Accumulated depreciation and amortization		(186,550)	(140,046)

Fixed Assets, Net		$703,337	$749,841

Costs of assets acquired under capital leases were approximately $615,000 as of March 31, 2016 and $615,000 at December 31, 2015.  The capital lease represents a total of three leases for testing equipment. The leases hold an interest rate of 0% and monthly payments are approximately $17,000 per month. As of March 31, 2016 and at December 31, 2015, accumulated depreciation related to assets under capital lease was $131,547 and $103,796, respectively.

Note 4—INTANGIBLE ASSETS

Intangible assets as of March 31, 2016 and December 31, 2015 consisted of a license agreement acquired for $307,500 from Steep Hill Labs for the right to take the Steep Hill software and methodology to states above and beyond Nevada, and the MA license derived from the acquisition of $1,345,771.  The cost basis of the intangible asset will be amortized over a twenty year useful life.  Amortization expense for the three months ended March 31, 2016 and March 31, 2015 were $25,365 and $0, respectively.  Annual amortization expense is approximately $107,000 per year.

	March 31, 2016	December 31, 2015

Steep Hill license	$307,500	$307,500
MA & Associates license	1,345,771	1,345,771
	$1,653,271	$1,653,271

Accumulated amortization	(87,701)	(62,336)

Intangible Assets, Net	$1,565,570	$1,590,935

Note 5—LINE OF CREDIT

The Company entered into a line of credit with Wells Fargo in December 2015 in the amount of $25,000.  The credit line bears an interest rate of 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants and the guarantor on the account is Steve Basloe. The line of credit has been used for general operating expenses.

Note 6—DERIVATIVE LIABILITIES

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

Under ASC-815 the conversion options embedded in the notes payable described in Note 8 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement. In addition, all of the Company’s outstanding common stock warrants are tainted, as they include price protection clauses, in 2014 and 2015 and accounted for as derivative liabilities.

The following table summarizes the changes in the derivative liabilities during three months ended March 31, 2016:

Deritvative Liability Table
Balance as of December 31, 2015	$1,756,435

Initial value derivatives	2,165,934
Extinguished	(951,023)
Change in fair value	647,163

Balance as of March 31, 2016	$3,618,509

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and warrant derivative liabilities based upon the following assumptions during the three months ended March 31, 2016:

March 31, 2016

Dividend yield:	0
Expected volatility	80%
Risk free interest rate	0.16% to 0.39%
Expected life (years)	0.04 to 0.86

During three months ended March 31, 2016 and 2015, the aggregate gain/(loss) on derivative liability was ($2,406,761) and $439,113, respectively, consisting of initial derivative expense and the change in fair value of the derivative liabilities.

Note 7—STOCKHOLDERS’ EQUITY

Preferred Stock

Total stock-based compensation recognized at March 31, 2016 totaled $49,900, consisting of 60,000 common shares and 47,500 Series C preferred shares. For the three months ended March 31, 2015 total stock-based compensation was recognized at March 31, 2015 of $862,800.

During the three months ended March 31, 2016, 368,526 shares of Series A preferred stock were converted into 2,348,526 common shares and in 2015 275,000 Series A preferred stock were converted into 275,000 common shares, respectively.

During the three months ended March 31, 2016, the Company issued an aggregate of 61,306 Series A Preferred Stock in connection with conversion of $30,652 notes payable with no effect to net loss.

During the three months ended March 31, 2016, the Company sold 71,430 Series C Preferred Stock for $50,001.

The conversion rates for the Preferred Series of Stock are not affected by the stock split.

Common Stock

Issuances

During the three months ended, March 31, 2016, the Company issued 7,456,707 common shares in connection with conversion of debt valued at $265,258 for the conversion of debt of $77,874.

Preferred Stock Warrants

The following table presents the Series A preferred stock warrant activity during 2015 and first quarter 2016:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2015	2,958,083	$1.17
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – March 31, 2016	2,958,083	$1.17
Exercisable – March 31, 2016	2,958,083	$1.17

The weighted average remaining life of the outstanding Series A preferred stock warrants as of March 31, 2016 and December 31, 2015 was 3.97 and 4.22 years, respectively.

In April 2016, pursuant to a Settlement Agreement with ICPI, all remaining Series A Warrants have been retired in exchange for the issuance of Series C Preferred Stock.  A total of 1,700,000 Series C Preferred Shares were issued to ICPI in exchange for the retirement of all remaining Series A Warrants and the waiver of unpaid dividends on Series A Preferred stock held by ICPI for the years 2014, 2015 and 2016.

Note 8—CONVERTIBLE NOTES

The following table summarizes the changes in the convertible notes in the three months ending March 31, 2016:

	Short Term	Long Term	Total

Balance as of December 31, 2015 - Net	$809,644	$198,464	$1,008,108
Add back: unamortized discount	533,391	794,036	1,327,427
Balance as of December 31, 2015 - Gross	$1,343,035	$992,500	$2,335,535
Cash additions	72,750	300,000	372,750
Interest added to notes payable	192,936	192	192,936
Cash payments	-	-	-
Conversions	(78,874)	-	(78,874)
Original issue discount	5,000	-	5,000
Total	$1,534,847	$1,292,500	$2,827,347
Less: unamortized discount	(141,874)	-	(141,874)
Balance as of March 31, 2016	$1,392,973	$1,292,500	$2,685,473

	Year Ended March 31,
	2017	2018	2019	2020	2021	Therafter	Total
Convertible notes	1,534,847	-	-	-	300,000	992,500	2,827,347
Short-term non-convertible notes	232,584	-	-	-	-	-	232,584
Total	1,767,431	-	-	-	300,000	992,500	3,059,931

In February 2016, the company entered into convertible note agreements for an aggregate total of $72,750. The interest rates range from 8% - 12% and the conversion terms are at a 50% discount to the 25 prior trading days. The maturity dates range from November 2016 to February 2017.

In March 2016, the Company entered into a convertible agreement note with private investors for the amount of $300,000 with an interest rate of 12% and a maturity date of March 2021.

In addition to the funds received, noteholders converted $78,874 during the three months ended March 31, 2016 into common stock exclusive of accrued interest.  Non-cash additions, which are due to the increase in principle for compounding interest, including accrued interest, to new assignee, totaled $192,936 in the first three months of 2016.  At March 31, 2016, a total of 6 notes with a principle balance of $852,861 were past due.

Note 9—RELATED PARTY TRANSACTIONS

In July 2013, the Company entered into a consulting agreement with an affiliate of Mr. Basloe, a board member of the Company. The agreement provides for consulting on marketing-related services for the Company. Amounts incurred under this agreement for the three months ended March 31 2016 and 2015, totaled $6,500 and $15,000, respectively.

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

In connection with the investments in Harris Lee Holdings, LLC and MA & Associates, LLC the Company issued Series B and Series C Preferred shares to two current board members, Mr. Del Hierro and Mr. Lieberthal in 2015. Mr. Del Hierro was issued 150,000 shares of Series B Preferred and 380,000 shares of Series C Preferred. Mr. Lieberthal was issued 150,000 shares of Series B Preferred shares and 332,000 shares of Series C Preferred shares for total compensation of $891,000, which was recorded as stock compensation.

In July 2015, Harris Lee Holdings, LLC entered into a series of agreements related to the operations of the Colorado testing facility being managed by Harris Lee Colorado, LLC.  The Managing Member of Harris Lee Colorado, LLC is an immediate family member of Steve Basloe, President and Director of the Company.  Among the agreements signed is a sub-license Agreement whereby Harris Lee Holdings, LLC sub-licenses the Steep Hill Labs testing protocol to Harris Lee Colorado, LLC in exchange for licensing fees based on the number of tests conducted by Harris Lee Colorado, LLC.

Note 10—LOANS PAYABLE

In September 2015, Pazoo, Inc. entered into a loan note totaling $200,000 with Mark Sarna and Sarna Family Limited Partnership. The note has an interest rate of 15.0% and matures September 22, 2016.  As of March 31, 2016, $200,000 still remains outstanding.

In January 2016, Pazoo, Inc. entered into a loan note totaling $5,000 with RBF Unlimited, LLC.  The note has an interest rate of 0.70% and matures January 27, 2017. As of March 31, 2016, loan was paid back in full.

In January 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $9,100. The loan has a monthly payment consisting of $500 to the principal and $210 to fees, totaling a monthly cost of $710. The loan will be paid off in a maximum of 12 months. As of March 31, 2016, $7,583 still remains outstanding.

In February 2016, Pazoo, Inc. entered into a loan note totaling $25,000 with LG Capital, LLC. The note has an interest of 8% and it matures on October 4, 2017. As of March 31, 2016, $25,000 still remains outstanding.

Note 11—COMMITMENTS

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

In 2015, MA and Associates, LLC entered into various capital lease agreements to finance fixed asset purchases for approximately $615,000. Total monthly payments over the 36 month terms are approximately $17,000.

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

As of March 31, 2016 the Company was still obligated to pay the remaining portion under the original 2014 40% investment agreement with MA and Associates, LLC, consisting of $678,000 of cash and 50,000 shares of Series C Preferred Stock (valued at $35,000 as of March 31, 2016), totaling $713,581 and included in contingent consideration liability on the accompanying consolidated balance sheet and will be issued in the future after the testing laboratory is operational.

As of March 31, 2016 the Company was obligated to pay Blue Moon Advisors, Inc., per the November 2015 Incubation Agreement.  The Company is obligated to pay $17,000 per month starting on January 1, 2016, throughout the year of 2016, totaling $204,000.

Note 12—SUBSEQUENT EVENTS

The company issued an aggregate of 38,813,053 common shares to debt holders valued at a total of $151,863 for conversions pursuant to convertible notes. The conversion prices on these stock issuances averaged at a price of $0.005876.

Investors converted 83,103 Series A Preferred stock into 8,310,300 common stock.

The Company issued 28,579 Series C Preferred stock for an amount of $20,000.

The Company issued 2,200,000 Series C Preferred stock in accordance with a Settlement Agreement dated April 22, 2016.  This Agreement specifies an issuance of 2.2 million Series C Preferred stock for the retirement of any and all outstanding warrants, preferred shares, or contingent considerations in the past or moving forward.  As noted in Note 7, 1.7 million of these Series C Preferred shares are for the cancellation of approximately 2.95 million warrants and release from any prior Series A dividends.  The remaining shares were issued for payment on certain contingent consideration accrued for as of March 31, 2016 and for compensation, recognized as of March 31, 2016.

In Company entered into a line of credit with Wells Fargo Bank for a total of $5,000.

The Company entered into a convertible note agreements for $58,000. The interest rate is 10% and the conversion terms are at the lesser of $0.02 or a 50% discount to the 20 prior trading days. The maturity date of the note is April 12, 2017.

The Company issued an aggregate of 55 Series A Preferred stock for dividends from 2015 for certain Preferred A shareholders.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as “us,” “our,” and “the Company.”

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2016 and March 31, 2015.

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

Our principal executive offices are located at 23 Vreeland Rd, Suite 110, Florham Park NJ 07923. Our telephone number is (855) PAZOO-US. Our internet address is www.pazoo.com.

On or about April 8, 2014 Pazoo moved into the pharmaceutical testing space with the acquisition of MA & Associates, LLC a Nevada limited liability company formed with the purpose of opening a cannabis testing laboratory based in Las Vegas, Nevada to be branded under the Steep Hill labs name.   Harris Lee Holdings, LLC was formed, as a Nevada limited liability company, on or about July 23, 2014 and was formed to hold a License from Steep Hill Labs, Inc. for cannabis testing protocols and the use of the Steep Hill Labs name.   Both entities are now a wholly owned subsidiaries of the Company.  The intent is that Harris Lee Holdings, LLC will directly own and operate testing laboratories in states where permitted to do so, and sub-license the Steep Hill testing protocol in states where direct ownership would be prohibited.

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

●
Pharmaceutical Testing Facilities.    MA & Associates was launched to provide quality control services to the medical cannabis industry. MA & Associates’ primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations. As of June, 2015, we have acquired a 100% equity stake in MA & Associates, LLC and the testing laboratory in Las Vegas Nevada is open for business.

The company will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented. MA & Associates’ primary customer base includes all of the licensed cannabis cultivators, in the State of Nevada, and their customers are required by law to have their products tested before they can be transferred to the dispensaries.

We have further expanded our footprint in this arena through Harris Lee Holdings, LLC, a company formed to take the MA & Associates testing model outside of Nevada and into other states.  The company is currently managing Harris Lee Colorado, LLC, an existing lab in Denver, Colorado, after receiving approval from the Colorado Marijuana Enforcement Division in February of 2016. The Company also announced it has leased a space in Portland, Oregon where it will be establishing a testing lab. We are in a unique position to provide the mandated health and safety testing upon which this burgeoning industry must hinge moving forward. Lastly, our newly formed wholly owned subsidiary CK Distribution LLC, provides the marketing and sales agent for the distribution of non-controlled hemp products throughout the USA. Non-controlled hemp products are the items utilized by the industry that support grow facilities, infusion companies and dispensaries.

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

Results of Operations
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

Net Sales.  We had net sales of $7,326 and $20,233 in the three months ended March 31, 2016 and March 31, 2015, respectively.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses decreased to $851,096 for the three month period ended March 31, 2016 from $1,366,503 for the three month period ended March 31, 2015.  The components of operating expenses are detailed below.

Selling, General and Administrative expenses decreased to $701,686 from $1,080,862, in 2016 versus 2015 which was mainly comprised of administrative fees, stock compensation, and marketing & advertising.

Professional fees decreased to $144,443 from $228,521 in 2016 versus 2015. The decrease in professional fees was attributed to a decrease in investor relations and investor consultants.

Net Income (Loss). Our net loss increased to a net loss of $4,342,042 for the three months ended March 31, 2016 compared to a net loss of $1,924,528 for the same period in 2015. The increase is primarily attributable to the loss on debt extinguishment from the various debt conversions and write off of the derivative liability.

In the three month period ended March 31, 2016, we had outstanding 24,730,296 common shares, 553,449 Series A Preferred Stock shares, 1,762,500 Series B preferred stock, and 2,169,930 shares of Series C Preferred Stock shares to fund business operations and invest in companies.

Our total assets were $2,308,823 as of March 31, 2016, which primarily consisted of fixed assets of 703,337, intangible assets of 1,565,570, and cash and cash equivalents of $30,625.

We had negative working capital of $7,098,307 as of March 31, 2016.

Our total liabilities were $8,723,806 which was mainly comprised of derivative liabilities of $3,618,509, capital lease of 223,135, convertible debt of $1,392,973 and contingent consideration liabilities of $713,581.

Our total stockholder’s deficit as of March 31, 2016 was $6,414,984 and we had a retained deficit of $16,240,716 through the same period.

We used $413,264 in net cash for operating activities for the three months ended March 31, 2016, which included a net loss of $4,342,042.

We had $427,070 net cash provided by financing activities in the three month period ended March 31, 2016 due primarily to borrowings on convertible notes.

The consolidated financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. The Company has had minimal revenues and has generated losses from operation. As set forth in Note 2 of these financial statements, the continuation of the Company as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable, if ever. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Subsequent Events. In accordance with FASB ASC 855-10-50-1 we evaluated our subsequent events through May 20, 2016.  Refer to Note 12, Subsequent Events, for detailed information.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by Item 3.

Item 4     Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Ben Hoehn in his role as Chief Operating Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of March 31, 2016.

We have not made any changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1     Legal Proceedings

No updates for the period ending March 31, 2016.

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

May 23, 2016	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

May 23, 2016	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)