Form 10-Q/A
period 2016-03-31
Pazoo, Inc.
filed 2016-05-25
CIK 1533427

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

Pazoo, Inc.
Form 10-Q

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated March 31, 2016, only furnishes the XBRL presentation not filed with the previous 10Q filed on May 23, 2016. No other changes, revisions, or updates were made to the original amended filing.

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

May 25 , 2016	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

May 25 , 2016	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)