Form 10-Q
period 2016-06-30
Pazoo, Inc.
filed 2016-08-22
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

(973) 884-0136
(Registrant's Telephone Number, Including Area Code)

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated file," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

648,956,276 shares of common stock, par value $0.001 per share, outstanding as of August 16, 2016.

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements (Unaudited)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the six month period ended June 30, 2016 may not be indicative of results expected for the full year.  The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Notes to the Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations shown in Item 2 of Part I of this report, as well as the audited financial statements and related notes to the financial statements in the Company's Annual Report on Form 10-K filed on April 15, 2016 with the Securities and Exchange Commission (SEC) for the year ended December 31, 2015.  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the instructions to Article 8 Regulation S-X.

PAZOO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$4,078	$16,819
Accounts receivable - related party	17,308	-
Prepaid expenses	5,449	5,448

Total current assets	26,835	22,267

Fixed assets, net	724,569	749,841
Intangible assets, net	-	1,590,935

Total other assets	724,569	2,340,776

Total assets	$751,404	$2,363,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Lines of credit	$24,889	$19,500
Accounts payable and accrued liabilities	427,995	406,176
Loans payable	263,294	203,000
Interest payable	302,774	172,709
Convertible debt, net of unamortized discounts of $85,072 and $533,391	1,473,069	809,644
Acquisition liabilities	713,581	718,581
Derivative liabilities	4,004,851	1,756,435
Capital lease liability	271,640	304,516

Total current liabilities	7,482,093	4,390,561

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $0, and $794,036	1,292,500	198,464
Capital lease	244,578	242,771
Total long-term liabilities	1,537,078	441,235

Total liabilities	9,019,171	4,831,796

Commitments

Stockholders' deficit:
Preferred Stock, 50,000,000 shares authorized, $0.001 par value
Convertible Series A; 10,000,000 shares authorized, 330,401 and 860,669 shares issued and outstanding, respectively.	330	861
Series B; 5,000,000 shares authorized, 1,762,500 and 1,762,500 shares issued and outstanding, respectively.	1,762	1,762
Convertible Series C; 10,000,000 shares authorized, 4,177,072 and 2,051,000 shares issued and outstanding, respectively.	4,177	2,051
Series D; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Series E; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 2,950,000,000 shares authorized, 229,624,894 and 14,865,053 shares issued and outstanding, respectively.	229,625	14,865
Additional paid-in capital	11,719,778	9,410,382
Accumulated deficit	(20,223,439)	(11,898,674)

Total stockholders' deficit	(8,267,767)	(2,468,753)
Total liabilities and stockholders' deficit	$751,404	$2,363,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues:
License Fees - Related Party	$11,270	$-	$18,596	$-
Advertising Sales	-	1,399	-	21,632
Total revenues	11,270	1,399	18,596	21,632

Cost of sales
Merchandise sales	-	-	-	-
Total cost of sales	-	-	-	-

Gross profit	11,270	1,399	18,596	21,632

Operating expenses:
Selling, general and administrative expenses	1,426,484	401,921	2,128,170	1,482,783
Professional fees	119,305	299,035	263,748	527,556
Loss on impairment of license	(1,540,207)	-	(1,540,207)	-
Website setup	3,169	49,271	8,136	106,391
Total operating expenses	3,089,165	750,227	(3,940,261)	2,116,730

Loss from operations	(3,100,435)	(748,828)	(3,291,665)	(2,095,098)

Other income/(expenses):
Gain/(loss) on derivative liabilities	(2,032,218)	(433,082)	(4,438,979)	6,031
Gain on debt extinguishment	1,764,236	-	1,697,242	-
Gain on change in FV of contingent consideration	-	-	5,000	-
Loss on impairment of equity method investment	-	(281,209)	-	(780,209)
Interest expense	(636,846)	(834,127)	(1,666,363)	(1,352,498)

Net loss	$(3,982,723)	$(2,297,246)	$(8,324,765)	$(4,221,774)

Series A preferred stock dividends	(159)	(24,177)	(354)	(33,139)

Net loss attributable to common stockholders	$(3,982,882)	$(2,321,423)	$(8,325,119)	$(4,254,913)

Net loss per common share – basic and diluted	$(0.04)	$(0.38)	$(0.15)	$(0.94)

Weighted average common shares outstanding - basic and diluted	91,819,919	6,110,911	56,341,118	4,512,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(8,324,765)	$(4,221,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,309,066	1,111,453
Depreciation	25,272	6,469
Amortization	50,728	6,105
Change in fair value of contingent consideration	(5,000)	-
Stock-based compensation	1,196,131	833,807
(Gain)/loss on derivative liabilities	4,438,979	(6,031)
(Gain)/loss on debt extinguishment	(1,697,242)	-
(Gain)/loss on impairment of intangibles	1,540,207	-
Loss on true-up of convertible notes	-	44,383
Additional common shares issued for true-up of convertible notes	-	93,087
Impairment loss on equity method investment	-	780,209
Changes in operating assets and liabilities:
Accounts receivable	(17,308)	(1,351)
Prepaid expenses and other current assets	(1)	9,985
Accounts payable, accrued liabilities and interest payable	830,836	271,083
Net cash used in operating activities	(653,097)	(1,072,575)

Cash flows from investing activities:
Cash paid for purchase of licenses	-	(307,500)
Cash received in acquisition of MA & Associates	-	1,798
Equity investment in equity method investee	-	(778,639)
Net cash used in investing activities	-	(1,084,341)

Cash flows from financing activities:
Proceeds from convertible note	522,250	1,250,287
Stock subscription receivable	-	5,254
Repayments on capital leases	(31,069)	-
Repayments on convertible notes	(5,798)	(350,000)
Repayments of loans payable	(14,516)	-
Capital contributions from management	-	42,000
Proceeds from loans payable	74,100	-
Proceeds from issuing common stock	-	48,380
Proceeds from sale of Series A preferred stock and warrants	-	580,000
Proceeds from sale of Series C preferred stock	90,000	-
Lines of credit	5,389	-
Net cash provided by financing activities	640,356	1,575,921

Net increase (decrease) in cash and cash equivalents	(12,741)	(580,995)

Cash and cash equivalents beginning of period	16,819	733,637

Cash and cash equivalents end of period	$4,078	$152,642

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Preferred shares issued for acquisition of MA & Associates	$-	500,000
Contingent consideration for acquisition of MA & Associates	-	1,228,581
Common stock issued for the conversion of Series A and Series C preferred stock	49,659	111,500
Debt discount due to derivative liabilities	906,492	855,101
Resolution of derivative liabilities	-	1,882,101
Preferred shares issued for conversion of debt and interest	30,652	-
Common shares issued for conversion of debt and interest	858,968	1,016,943
Convertible debt issued for rent expense	-	14,051

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

Further, the Company entered the pharmaceutical testing laboratory market with their acquisitions of MA & Associates, LLC which will operate pharmaceutical testing laboratories in Nevada, and Harris Lee Holdings, LLC which will operate pharmaceutical testing laboratories within other states, or license testing protocols as independently owned laboratories.  These pharmaceutical testing laboratories focus on providing quality control services to the medical cannabis industry.  The mission is to protect the public health by providing infrastructure and analytical services to legally-authorized cannabis producers and distributors as well as to regulators.  States that have legalized cannabis are developing cannabis health and safety criteria that we will fulfill through their testing laboratories.  Lastly, the Company's wholly owned subsidiary, CK Distribution LLC, provides the marketing and sales agent for the distribution of non-controlled hemp products throughout the USA. Non-controlled hemp products are the items utilized by the industry that support grow facilities, infusion companies and dispensaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Pazoo, Inc. ("Pazoo" or the "Company") and its wholly-owned subsidiaries MA & Associates, LLC, Harris Lee Holdings, LLC, and CK Distribution, LLC. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All significant inter-company transactions and accounts have been eliminated in consolidation.

In March 2016, the Company effected a 1-for-100 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every one hundred (100) shares of outstanding common stock decreased to one (1) share of common stock. Similarly, the number of shares of common stock, par value $0.001 ("Common Stock") into which each outstanding Preferred stock and warrant to purchase common stock is to be exercisable decreased on a 1-for-100 basis and the exercise price of each outstanding preferred stock and warrant to purchase common stock increased proportionately. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed on April 15, 2016.

Use of Estimates

In accordance with GAAP the preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in the notes to the financial statements.

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

Impairment of Long-Lived Assets

The Company's intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value.  If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized.  An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.  The Steep Hill and MA licenses were evaluated for impairment and no impairment loss was incurred as of December 31, 2015.

The Company, due to the uncertainties surrounding the license agreement, impaired 100% of the value of the Steep Hill Labs licenses due to the purported unsubstantiated termination of the license agreements in June 2016 between Steep Hill Labs and MA & Associates, LLC and Harris Lee, LLC respectively.  The Company strongly believes that any attempted termination of the licenses on the part of Steep Hill Labs was ineffective for many reasons, including, without limitation, Steep Hill's failure to provide key deliverables including technology, scientific know-how and lab guidance. On July 6, 2016, the Company contested the improper attempted termination of the licenses which was based on no identifiable contractual justification, and to which Steep Hill has not formally responded.  To the contrary, as of the date of this Report, Steep Hill Labs continues to list the Company as one of its "partners" and continues to display the Company's Las Vegas facility as a Steep Hill location. If Steep Hill Labs takes any further action to effectuate the ineffective termination of the licenses, this matter will be litigated under the terms and conditions of the respective license agreements, which management will vigorously defend.

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

Dilutive Securities

	June 30, 2016	June 30, 2015

Common Stock Warrants	-	11,305
Convertible notes	4,333,599,973	4,156,010
Preferred series A shares & warrants	43,034,600	4,927,052
Preferred series C	410,707,200	1,080,000
	4,787,341,773	10,174,367

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued new guidance related to how an entity should recognize lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for us beginning in the first quarter of 2019. Early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adopting this guidance on our consolidated financial condition, results of operations and cash flows.

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

Fair Value of Financial Instruments

The Company's financial instruments consist principally of cash and cash equivalents, derivatives, convertible debt, and accounts payable. The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective maturity dates or durations. The fair value of our long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.
Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and/or quoted prices for identical or similar assets or liabilities in markets that are not active near the measurement date.
Level 3: Inputs include management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation.

Revenue Recognition

Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.  The Company is paid revenue from various advertising, cannabis testing, and sales and distribution of non-controlled hemp products.

Note 2—GOING CONCERN

During the six months ended June 2015 and 2016, the Company incurred net losses of $4,221,774 and $8,324,765, respectively. In addition, as of June 30, 2016, the Company had a working capital deficit of $7,455,258. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon our ability to generate sufficient cash flow and raise additional capital to meet our obligations on a timely basis and ultimately attain profitability.  If the Company is unable to generate sufficient cash flow or raise additional capital, it could be forced to cease operations.

Note 3—FIXED ASSETS

Fixed assets consists of the following:

	Estimated Useful Life (in years)	June 30, 2016	December 31, 2015

Cost:
Equipment	3-5	$643,195	$643,195
Furniture and fixture	7	6,687	6,687
Leasehold improvements	3-5	238,620	238,620
Website	3	1,385	1,385
		$889,887	$889,887

Accumulated depreciation and amortization		(165,318)	(140,046)

Fixed Assets, Net		$724,569	$749,841

Costs of assets acquired under capital leases were approximately $615,000 as of June 30, 2016 and December 31, 2015.  The capital lease represents a total of three leases for testing equipment. The leases hold an interest rate of 0% and monthly payments are approximately $17,000 per month. As of June 30, 2016 and at December 31, 2015, accumulated depreciation related to assets under capital lease was $165,318 and $103,796, respectively.

Note 4—INTANGIBLE ASSETS

Intangible assets as of December 31, 2015 consisted of a license agreement acquired for $307,500 from Steep Hill Labs for the right to take the Steep Hill software and methodology to states above and beyond Nevada, and the MA license derived from the acquisition of $1,345,771.  As of June 30, 2016, the Company has impaired 100% of the Steep Hill license agreement acquired for $307,500 as well as the MA license derived from acquisition of $1,345,771. The impairment was due to the uncertainties surrounding the license agreement, as well as the purported unsubstantiated termination of the license agreements in June 2016 between Steep Hill Labs and MA & Associates, LLC and Harris Lee, LLC respectively.

Note 5—LINES OF CREDIT

The Company entered into a line of credit with Wells Fargo in December 2015 in the amount of $25,000.  The credit line bears an interest rate of 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants and the guarantor on the account is Steve Basloe, the Company's President. The line of credit has been used for general operating expenses.  The balance at December 31, 2015 and June 30, 2016 was $19,500 and $20,457, respectively.

The Company entered into a line of credit with Wells Fargo in May 2016 in the amount of $5,000. The credit line bears an interest rate of 24.24% for the first year and then 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants and the guarantor on the account is David Cunic, the Company's CEO. The balance at June 30, 2016 was $4,432. The credit has been used for general operating expenses.

Note 6—DERIVATIVE LIABILITIES

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

The following table summarizes the changes in the derivative liabilities during six months ended June 30, 2016:

Balance as of December 31, 2015	$1,756,435

Initial value derivatives	3,462,352
Extinguished	(3,108,012)
Change in fair value	1,894,076

Balance as of June 30, 2016	$4,004,851

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and warrant derivative liabilities based upon the following assumptions during the six months ended June 30, 2016:

June 30, 2016

Dividend yield:	0
Expected volatility	80%
Risk free interest rate	0.20% to 0.45%
Expected life (years)	0.00 to 0.61

During the six months ended June 30, 2016 and 2015 the aggregate gain/(loss) on change in derivative liability was ($4,438,979) and $6,031, respectively, consisting of charges for the initial derivative value in excess of the face value of the associated debt at inception ($2,544,903 for six months ended June 30, 2016) and the change in fair value of the derivative liabilities as noted above.

Note 7—STOCKHOLDERS' EQUITY

Preferred Stock

Total stock-based compensation recognized at June 30, 2016 totaled $1,196,131, consisting of 60,000 common shares and 2,247,500 Series C preferred shares.

During the six months ended June 30, 2016, the Company issued 55 shares of Series A Preferred Stock for 2015 Dividends.

During the six months ended June 30, 2016, investors converted 591,629 shares of Series A Preferred Stock into 24,658,826 shares of common stock.

During the six months ended June 30, 2016, the Company sold 128,572 Series C Preferred Stock for $90,000.

During the six months ended June 30, 2016, investors converted 250,000 shares of Series C Preferred Stock into 25,000,000 shares of common stock.

During the six months ended June 30, 2016, investor converted a total of $30,652 of notes payable into 61,306 shares of Series A Preferred Stock.

At June 30, 2016 the Company's Series D and Series E Preferred shares terms and conditions are not yet determined and neither certificates of designation have been filed with the State of Nevada.

Common Stock

Issuances

During the six months ended, June 30, 2016, the Company issued 165,041,015 common shares valued at $858,968 in connection with conversion of debt valued at $283,583 and accrued interest of $10,711.

Preferred Stock Warrants

The following table presents the Series A preferred stock warrant activity during the three months ended June 30, 2016:
	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2015	2,958,083	$1.17
Granted	-	-
Forfeited/Canceled *	(2,958,083)	$1.17
Exercised	-	-
Outstanding – June 30, 2016	0	$0

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

Note 8—CONVERTIBLE NOTES

The following table summarizes the changes in the convertible notes in the six months ending June 30, 2016:

Balance as of December 31, 2015 - Net	$809,644	$198,464	$1,008,108
Add back: unamortized discount	533,391	794,036	1,327,427
Balance as of December 31, 2015 - Gross	$1,343,035	$992,500	$2,335,535
Cash additions	222,250	300,000	522,250
Interest added to notes payable	270,820	-	270,820
Cash payments	(5,798)	-	(5,798)
Conversions	(303,916)	-	(303,916)
Original issue discount	31,750	-	31,750
Total	$1,558,141	$1,292,500	$2,850,641
Less: unamortized discount	(85,072)	-	(85,072)
Balance as of June 30, 2016	$1,473,069	$1,292,500	$2,765,569

	Year Ended March 31,
	2017	2018	2019	2020	2021	Therafter	Total
Convertible notes	1,558,141	-	-	-	350,000	942,500	2,850,641
Short-term non-convertible notes	263,294	-	-	-	-	-	263,294
Total	1,821,435	-	-	-	350,000	942,500	3,113,935

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

In April 2016, the Company entered into a convertible note agreement for a total of $58,000. The note carries and interest rate of 10% and the maturity date is April 2017. The conversion terms are at a 50% discount to the 20 prior trading dates.

In May 2016, the Company entered into convertible note agreements for an aggregate total of $118,250. The interest rates are 12% and the conversion terms are at a 50% discount to the 20-25 prior trading dates. The maturity dates range from May 2017 to June 2017.

In addition to the funds received, noteholders converted $303,916 during the six months ended June 30, 2016 into common stock exclusive of accrued interest.  Non-cash additions, which are due to the increase in principle for compounding interest, including accrued interest, to new assignee, totaled $270,820 in the first six months of 2016.  At June 30, 2016, a total of 11 notes with a principle balance of $1,281,409 were past due.

Note 9—LOANS PAYABLE

In September 2015, Pazoo, Inc. entered into a loan note totaling $200,000 with Mark Sarna and Sarna Family Limited Partnership. The note has an interest rate of 15.0% and matures September 22, 2016.  As of June 30, 2016, $200,000 still remains outstanding.

In January 2016, Pazoo, Inc. entered into a loan note totaling $5,000 with RBF Unlimited, LLC.  The note has an interest rate of 0.70% and matures January 27, 2017. As of March 31, 2016, loan was paid back in full.

In January 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $9,100. The loan has a monthly payment consisting of $500 to the principal and $210 to fees, totaling a monthly cost of $710. The loan will be paid off in a maximum of 12 months. As of June 30, 2016, $3,294 still remains outstanding.

In February 2016, Pazoo, Inc. entered into a loan note totaling $25,000 with LG Capital, LLC. The note has an interest of 8% and it matures on October 4, 2017. As of June 30, 2016, $25,000 still remains outstanding.

In June 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $35,000.  The loan will be paid off in a maximum of 12 months and has a monthly payment consisting of $3,792 to the principal and $875 to fees, totaling a monthly cost of $4,667.

Note 10---RELATED PARTIES

In July 2013, the Company entered into a consulting agreement with an affiliate of Mr. Basloe, a board member of the Company. The agreement provides for consulting on marketing-related services for the Company. Amounts incurred under this agreement for the six months ended June 30, 2016 and 2015, totaled $6,500 and $15,000, respectively.

In July 2015, Harris Lee Holdings, LLC entered into a series of agreements related to the operations of the Colorado testing facility being managed by Harris Lee Colorado, LLC.  The Managing Member of Harris Lee Colorado, LLC is an immediate family member of Steve Basloe, President and Director of the Company.  Among the agreements signed is a sub-license Agreement whereby Harris Lee Holdings, LLC sub-licenses its testing protocol to Harris Lee Colorado, LLC in exchange for licensing fees based on the number of tests conducted by Harris Lee Colorado, LLC.  The revenue derived from these tests for the six months ended June 30, 2016 was $18,596. Accounts receivable related to sub-licensing fees are $17,308 as of June 30, 2016.

Note 11—COMMITMENTS

On March 10, 2015, Harris Lee signed a 9-year licensing agreement with Steep Hill Labs, LLC, with options to renew for an additional 9 years. The purpose of the agreement is to take the Steep Hill licensing to additional states to test medical marijuana above and beyond the State of Nevada, namely Oregon and Colorado. Under the license agreement for the first two states (Oregon and Colorado), if certain gross revenue thresholds are met, the Company is obligated to pay an additional $250,000. In addition, the Company is obligated to pay certain royalties over the life of the license agreement to Steep Hill Labs, Inc, based on the greater of the number of tests ($5 dollars a test) or an escalating royalty rate (7% to 15%) of the initial purchase price. The Company has the option to enter into additional states with similar commitments and royalties.  In June 2016, the Company, due to the uncertainties surrounding the license agreement with Steep Hill, impaired 100% of the value of the Steep Hill Labs licenses due to the purported unsubstantiated termination of the license agreements in June 2016 between Steep Hill Labs and MA & Associates, LLC and Harris Lee, LLC respectively.

In 2015, MA and Associates, LLC entered into various capital lease agreements to finance fixed asset purchases for approximately $615,000. Total monthly payments over the 36 month terms are approximately $17,000.

The Company's MA and Associates, LLC subsidiary rents space in Nevada with a 60 month term ending in May of 2019, with monthly rent expense of $1,632. The Company's Harris Lee, LLC subsidiary rents space in Portland, Oregon under a 96 month lease, ending October of 2023 with escalating monthly rental payments from $1,650 to $2,322.

As of June 30, 2016 the Company was still obligated to pay the remaining portion under the original 2014 40% investment agreement with MA and Associates, LLC, consisting of $678,000 of cash and 50,000 shares of Series C Preferred Stock (valued at $35,000 as of June 30, 2016), totaling $713,581 and included in contingent consideration liability on the accompanying consolidated balance sheet and will be issued in the future after the testing laboratory is operational.

As of June 30, 2016 the Company was obligated to pay Blue Moon Advisors, Inc., per the November 2015 Incubation Agreement.  The Company is obligated to pay $17,000 per month starting on January 1, 2016, throughout the year of 2016, totaling $204,000.

Note 12—SUBSEQUENT EVENTS

The company issued an aggregate of 325,488,822 common shares to debt holders valued at a total of $62,829 for conversions pursuant to convertible notes. The conversion prices on these stock issuances averaged at a price of $0.000264.

The Company issued an aggregate of 9,842,560 common shares for settlement of a liability.

Investors converted 100,000 Series A Preferred stock into 10,000,000 common stock.

Investors converted 740,000 Series C Preferred stock into 74,000,000 common stock.

The Company entered into a loan agreement with Kabbage Loans for $7,500.  The loan is for 6 months and will be paid back in monthly installments of $1,437 which consists of $1,250 in principal and fees of $187.

The Company entered into a loan agreement with a private investor for $49,000. The loan has an interest rate of 8% and the maturity date is October 2016.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-Q, including under "Risk Factors." You should read the following discussion and analysis together with our unaudited financial statements for the periods specified and the related notes included herein. Further reference should be made to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as "us," "our," and "the Company."

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months and six months ended June 30, 2016 and June 30, 2015.

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

The Company, due to the uncertainties surrounding the license agreement, impaired 100% of the value of the Steep Hill Labs licenses due to the purported unsubstantiated termination of the license agreements in June 2016 between Steep Hill Labs and MA & Associates, LLC and Harris Lee, LLC respectively.  The Company strongly believes that any attempted termination of the licenses on the part of Steep Hill Labs was ineffective for many reasons, including, without limitation, Steep Hill's failure to provide key deliverables including technology, scientific know-how and lab guidance. On July 6, 2016, the Company contested the improper attempted termination of the licenses which was based on no identifiable contractual justification, and to which Steep Hill has not formally responded.  To the contrary, as of the date of this Report, Steep Hill Labs continues to list the Company as one of its "partners" and continues to display the Company's Las Vegas facility as a Steep Hill location. If Steep Hill Labs takes any further action to effectuate the ineffective termination of the licenses, this matter will be litigated under the terms and conditions of the respective license agreements, which management will vigorously defend.

Sources of Revenue
We currently have three lines of business relating to and revolving around the health and wellness arena:

●
Advertising Revenue from Our Website, www.pazoo.com.   Through advertising providers and agencies, pazoo.com is paid for every ad impression that appears on a page for which a visitor goes to. As we build our visitor base, ad revenue will increase. However, just having the traffic does not effectively increase advertising revenue. To get the full value of each visitor, the time on site must be long enough so that a visitor is interested in going to multiple pages for which there are ads on each page. The only way this will transpire is if the visitor's experience is gratifying. This is why pazoo.com is so focused on quality content that's interesting and informative. A bad visitor experience will result in a low time on site and fewer page views. Internet tracking tools have much improved over the past decade and will continue to improve in the coming years, especially when it comes to advertising and overall website analytics. Pazoo continues to constantly improve is this area at all times.

Pazoo.com has a unique and compelling online marketing platform. Pazoo.com offers the following important marketing advantages to its target audiences:

1.	A comprehensive solution as a content source – information on a full spectrum of disciplines within the health and wellness marketplace;
2.	Health and wellness experts that have expertise in these varied disciplines and write about their areas expertise; and
3.	Content that is both for the health and wellness of people as well as their pets (over 60% of American homes have pets).

●	E-commerce. Our e-commerce offerings will increase as we build the traffic coming to pazoo.com. In this way we could establish a revenue source over and above advertising to increase the value of each visitor. We have the following e-commerce elements ready for an activated marketing program:

1.	An e-commerce platform that is functional;
2.	Relationships with manufacturers, distributors and other e-commerce companies so that increasing product offerings will not be time consuming;
3.	Members on the pazoo.com content team with merchandising experience: i.e. a Pazoo expert is buyer of pet products for a large pet retailer; and
4.	Members on the pazoo.com content team that are experienced in e-commerce marketing; i.e. we will look to offer our consumers low cost and timely delivery of product by negotiating with shipping companies to offer a flat rates on various products.

●	Pharmaceutical Testing Facilities. MA & Associates was launched to provide quality control services to the medical cannabis industry. MA & Associates' primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations. As of June, 2015, we have acquired a 100% equity stake in MA & Associates, LLC and the testing laboratory in Las Vegas Nevada is open for business.

The company will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented. MA & Associates' primary customer base includes all of the licensed cannabis cultivators, in the State of Nevada, and their customers are required by law to have their products tested before they can be transferred to the dispensaries.

We have further expanded our footprint in this arena through Harris Lee Holdings, LLC, a company formed to take the MA & Associates testing model outside of Nevada and into other states.  The company is currently managing Harris Lee Colorado, LLC, an existing lab in Denver, Colorado, after receiving approval from the Colorado Marijuana Enforcement Division in February of 2016. Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a testing fee for each test conducted. The Colorado MED has recently approved the transfer of management of an existing laboratory, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has begun to derive testing revenue from Harris Lee Colorado, LLC.  The revenue derived from these tests for the six months ended June 30, 2016 was $18,596.

The Company also announced it has leased a space in Portland, Oregon where it will be establishing a testing lab. We are in a unique position to provide the mandated health and safety testing upon which this burgeoning industry must hinge moving forward. Lastly, our wholly owned subsidiary CK Distribution LLC, provides the marketing and sales agent for the distribution of non-controlled hemp products throughout the USA. Non-controlled hemp products are the items utilized by the industry that support grow facilities, infusion companies and dispensaries.

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

Results of Operations
Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

Revenues.  We had revenues of $11,270 and $1,399 in the three months ended June 30, 2016 and June 30, 2015, respectively.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased to $1,548,958 for the three month period ended June 30, 2016 from $750,227 for the three month period ended June 30, 2015.  The components of operating expenses are detailed below.

Selling, General and Administrative expenses increased to $1,426,484 from $401,921, in 2016 versus 2015 which was mainly comprised of administrative fees, stock compensation, and marketing & advertising.

Professional fees decreased to $119,305 from $299,035 in 2016 versus 2015. The decrease in professional fees was attributed to a decrease in investor relations and investor consultants.

Net Income (Loss). Our net loss increased to a net loss of $3,982,723 for the three months ended June 30, 2016 compared to a net loss of $2,297,246 for the same period in 2015. The increase is primarily attributable to the loss on debt extinguishment from the various debt conversions and write off of the derivative liability.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

Revenues.  We had revenues of $18,596 and $21,632 in the six months ended June 30, 2016 and June 30, 2015, respectively.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased to $2,400,054 for the six month period ended June 30, 2016 from $2,116,730 for the six month period ended June 30, 2015.  The components of operating expenses are detailed below.

Selling, General and Administrative expenses increased to $2,128,170 from $1,482,783, in 2016 versus 2015 which was mainly comprised of administrative fees, stock compensation, and marketing & advertising.

Professional fees decreased to $263,748 from $527,556 in 2016 versus 2015. The decrease in professional fees was attributed to a decrease in investor relations and investor consultants.

Net Income (Loss). Our net loss increased to a net loss of $8,324,765 for the six months ended June 30, 2016 compared to a net loss of $4,221,774 for the same period in 2015. The increase is primarily attributable to the loss on debt extinguishment from the various debt conversions and write off of the derivative liability.

As of June 30, 2016, we had outstanding 229,624,894 common shares, 330,401 Series A Preferred Stock shares, 1,762,500 Series B preferred stock, and 4,177,072 shares of Series C Preferred Stock shares to fund business operations and invest in companies.

Our total assets were $751,404 as of June 30, 2016, which primarily consisted of fixed assets of 724,569.

We had negative working capital of $7,455,258 as of June 30, 2016.

Our total liabilities were $9,019,171 which was mainly comprised of derivative liabilities of $4,004,851, capital lease of $516,218, convertible debt of $2,765,569 and contingent consideration liabilities of $713,581.

Our total stockholders' deficit as of June 30, 2016 was $8,267,767 and we had an accumulated deficit of $20,223,439.

We used $653,097 in net cash for operating activities for the six months ended June 30, 2016, which included a net loss of $8,324,765.

We had $640,356 net cash provided by financing activities in the six month period ended June 30, 2016 due primarily to borrowings on convertible notes.

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

Item 3     Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by Item 3.

Item 4     Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Ben Hoehn in his role as Chief Operating Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of June 30, 2016.

We have not made any changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1     Legal Proceedings

Pazoo, Inc. v EData Worx, Inc.
On June 6, 2016 the Supreme Court of New Jersey, Morris County entered a default with regard to failure to respond to Pazoo's complaint.  A hearing is scheduled for September 16, 2016 for the entry of a money judgement in the amount of $35,012 together with an undetermined amount of legal fees and costs.

Item 1A   Risk Factors

As a "smaller reporting company" as defined by Item 10(f) of Regulation S-K, we are not required to provide information required by this item.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3     Defaults Upon Senior Securities

None.

Item 4     (Reserved)

Item 5     Other Information

None.

Item 6     Exhibits

Exhibit Numbr	Description

31.1	Certification of David Cunic, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 22, 2016	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer
(Principal Executive Officer)

August 22, 2016	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)