Form 10-Q
period 2016-09-30
Pazoo, Inc.
filed 2016-11-21
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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
Yes ☐   No ☒

1,922,610,419 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2016.

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements (Unaudited)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the nine month period ended September 30, 2016 may not be indicative of results expected for the full year.  The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Notes to the Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations shown in Item 2 of Part I of this report, as well as the audited financial statements and related notes to the financial statements in the Company's Annual Report on Form 10-K filed on April 15, 2016 with the Securities and Exchange Commission (SEC) for the year ended December 31, 2015.  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the instructions to Article 8 Regulation S-X.

PAZOO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash	$3,176	$16,819
Accounts receivable - related party	28,715	-
Prepaid expenses	5,449	5,448

Total current assets	37,340	22,267

Fixed assets, net	678,065	749,841
Intangible assets, net	-	1,590,935

Total other assets	678,065	2,340,776

Total assets	$715,405	$2,363,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Lines of credit	$23,549	$19,500
Accounts payable and accrued liabilities	514,534	406,176
Loans payable	371,631	203,000
Interest payable	1,122,599	172,709
Convertible debt, net of unamortized discounts of $400,112 and $533,391	1,072,272	809,644
Contingent consideration liabilities	713,581	718,581
Derivative liabilities	3,233,317	1,756,435
Capital lease liability	323,147	304,516

Total current liabilities	7,374,630	4,390,561

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $204,314, and $794,036	1,384,522	198,464
Capital lease	187,455	242,771

Total long-term liabilities	1,571,977	441,235

Total liabilities	8,946,607	4,831,796

Commitments

Stockholders' deficit:
Convertible Preferred Stock, 50,000,000 shares authorized, $0.001 par value
Series A; 10,000,000 shares authorized, 230,401 and 860,669 shares issued and outstanding, respectively.	230	861
Series B; 5,000,000 shares authorized, 1,762,500 and 1,762,500 shares issued and outstanding, respectively.	1,762	1,762
Series C; 10,000,000 shares authorized, 3,167,072 and 2,051,000 shares issued and outstanding, respectively.	3,167	2,051
Series D; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Series E; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 2,950,000,000 shares authorized, 1,071,565,002 and 14,865,053 shares issued and outstanding, respectively.	1,071,565	14,865
Additional paid-in capital	11,007,788	9,410,382
Accumulated deficit	(20,315,714)	(11,898,674)

Total stockholders' deficit	(8,231,202)	(2,468,753)
Total liabilities and stockholders' deficit	$715,405	$2,363,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues:
Management Fees - Related Party	$11,919	$-	$30,515	$-
Advertising Sales	-	5,970	-	27,602
Total revenues	11,919	5,970	30,515	27,602

Cost of sales
Merchandise sales	-	-	-	-
Total cost of sales	-	-	-	-

Gross profit	11,919	5,970	30,515	27,602

Operating expenses:
Selling, general and administrative expenses	164,144	306,756	2,292,314	1,789,539
Professional fees	54,542	214,367	318,290	741,924
Loss on impairment of license	-	-	1,540,207	-
Website setup	736	24,212	8,872	130,602
Total operating expenses	219,422	545,335	4,159,683	2,662,065

Loss from operations	(207,503)	(539,365)	(4,129,168)	(2,634,463)

Other income/(expenses):
Gain/(loss) on derivative liabilities	642,948	(274,017)	(3,796,031)	(267,987)
Gain on debt extinguishment	541,133	3,623,340	2,238,375	2,885,240
Gain on change in FV of contingent consideration	-	-	5,000	-
Loss on impairment of equity method investment	-	-	-	(780,209)
Interest expense	(1,068,853)	(1,008,648)	(2,735,216)	(1,623,046)

Net income (loss)	$(92,275)	$1,801,310	$(8,417,040)	$(2,420,465)

Series A preferred stock dividends	(77)	(2,016)	(431)	(35,155)

Net loss attributable to common stockholders	$(92,352)	$1,799,294	$(8,417,471)	$(2,455,620)

Net loss per common share – basic and diluted	$(0.00)	$0.25	$(0.03)	$(0.45)

Weighted average common shares outstanding - basic and diluted	654,772,236	7,251,981	257,274,194	5,435,444

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(8,417,040)	$(2,420,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,246,540	1,152,882
Depreciation	71,776	6,469
Amortization	50,728	8,630
Change in fair value of contingent consideration	(5,000)	-
Stock-based compensation	1,226,131	937,101
(Gain)/loss on derivative liabilities	3,796,031	267,987
(Gain)/loss on debt extinguishment	(2,238,375)	(2,885,240)
(Gain)/loss on impairment of intangibles	1,540,207	-
Loss on true-up of convertible notes	-	63,630
Additional common shares issued for true-up of convertible notes	-	93,087
Impairment loss on equity method investment	-	780,209
Changes in operating assets and liabilities:
Accounts receivable	(28,715)	(2,106)
Prepaid expenses and other current assets	-	54,368
Accounts payable, accrued liabilities and interest payable	1,981,361	296,041
Net cash used in operating activities	(776,356)	(1,647,407)

Cash flows from investing activities:
Cash paid for purchase of licenses	-	(307,500)
Cash received in acquisition of MA & Associates	-	1,798
Acquisition of fixed assets	-	(21,136)
Equity investment in equity method investee	-	(778,639)
Net cash used in investing activities	-	(1,105,477)

Cash flows from financing activities:
Proceeds from convertible note	638,460	1,527,722
Stock subscription receivable	-	5,254
Repayments on capital leases	(36,685)	-
Repayments on convertible notes and loans	(103,411)	(634,925)
Proceeds from loans payable	170,300	200,000
Proceeds from issuing common stock	-	48,380
Proceeds from sale of Series A preferred stock and warrants	-	580,000
Proceeds from sale of Series C preferred stock	90,000	338,000
Lines of credit	4,049	-
Net cash provided by financing activities	762,713	2,064,431

Net (decrease) in cash and cash equivalents	(13,643)	(688,453)

Cash and cash equivalents beginning of period	16,819	733,637

Cash and cash equivalents end of period	$3,176	$45,184

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Fixed assets acquired through capital lease	$-	$615,024
Preferred shares issued for acquisition of MA & Associates	-	500,000
Contingent consideration for acquisition of MA & Associates	-	1,228,581
Common stock issued for the conversion of Series A and Series C preferred stock	163,659	131,500
Debt discount due to derivative liabilities	1,353,842	1,707,481
Preferred shares issued for conversion of debt and interest	30,652	-
Common shares issued for conversion of debt and interest	957,808	1,103,879
Common shares issued for accrued liability	350,000	-
Convertible debt issued for rent expense	-	58,434

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed on April 15, 2016.

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

Dilutive Securities
	September 30, 2016	September 30, 2015

Common stock warrants	-	3,355
Convertible notes	39,542,005,182	7,354,189
Preferred series A shares & warrants	23,040,100	2,503,526
Preferred series C	316,707,200	1,233,000
	39,881,752,482	11,094,070

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

Note 2—GOING CONCERN

During the nine months ended September 2015 and 2016, the Company incurred net losses of $2,420,465 and $8,417,040, respectively. In addition, as of September 30, 2016, the Company had a working capital deficit of $7,337,290. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon our ability to generate sufficient cash flow and raise additional capital to meet our obligations on a timely basis and ultimately attain profitability.  If the Company is unable to generate sufficient cash flow or raise additional capital, it could be forced to cease operations.

Note 3—FIXED ASSETS

Fixed assets consists of the following:

Fixed Assets
	Estimated Useful Life (in years)	September 30, 2016	December 31, 2015

Cost:
Equipment	3-5	$643,195	$643,195
Furniture and fixture	7	6,687	6,687
Leasehold improvements	3-5	238,620	238,620
Website	3	1,385	1,385
		$889,887	$889,887

Accumulated depreciation and amortization		(211,822)	(140,046)

Fixed Assets, Net		$678,065	$749,841

Costs of assets acquired under capital leases were approximately $615,000 as of September 30, 2016 and December 31, 2015.  The capital lease represents a total of three leases for testing equipment. The leases hold an interest rate of 0% and monthly payments are approximately $17,000 per month. As of September 30, 2016 and at December 31, 2015, accumulated depreciation related to assets was $211,822 and $140,046, respectively.

Note 4—INTANGIBLE ASSETS

Intangible assets as of December 31, 2015 consisted of a license agreement acquired for $307,500 from Steep Hill Labs for the right to take the Steep Hill software and methodology to states above and beyond Nevada, and the MA license derived from the acquisition of $1,345,771.  As of September 30, 2016, the Company has impaired 100% of the Steep Hill license agreement acquired for $307,500 as well as the MA license derived from acquisition of $1,345,771. The impairment was due to the uncertainties surrounding the license agreement, as well as the purported unsubstantiated termination of the license agreements in June 2016 between Steep Hill Labs and MA & Associates, LLC and Harris Lee, LLC respectively.

Note 5—LINES OF CREDIT

The Company entered into a line of credit with Wells Fargo in December 2015 in the amount of $25,000.  The credit line bears an interest rate of 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants and the guarantor on the account is Steve Basloe, the Company's President. The line of credit has been used for general operating expenses.  The balance at December 31, 2015 and September 30, 2016 was $19,500 and $18,666, respectively.

The Company entered into a line of credit with Wells Fargo in May 2016 in the amount of $5,000. The credit line bears an interest rate of 24.24% for the first year and then 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants and the guarantor on the account is David Cunic, the Company's CEO. The balance at September 30, 2016 was $4,883. The credit has been used for general operating expenses.

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

The following table summarizes the changes in the derivative liabilities during nine months ended September 30, 2016:

Deritvative Liability Table

Balance as of December 31, 2015	$1,756,435

Initial value derivatives	4,525,309
Extinguished	(3,672,811)
Change in fair value	624,384

Balance as of September 30, 2016	$3,233,317

The Company uses the Black Scholes Option Pricing Model to value its convertible debt derivative liabilities based upon the following assumptions during the nine months ended September 30, 2016:

September 30, 2016

Dividend yield:	0
Expected volatility	0.00% to 100.00%
Risk free interest rate	0.29% to 0.35%
Expected life (years)	0.01 to 1.38

During the nine months ended September 30, 2016 and 2015 the aggregate gain/(loss) on change in derivative liability was ($3,796,031) and ($267,987), respectively, consisting of charges for the initial derivative value in excess of the face value of the associated debt at inception ($3,171,647) for nine months ended September 30, 2016 and the change in fair value of the derivative liabilities as noted above.

Note 7—STOCKHOLDERS' EQUITY

Preferred Stock

Total stock-based compensation recognized at September 30, 2016 totaled $1,226,131, consisting of 60,000 common shares and 2,277,500 Series C preferred shares which include 2,200,000 Series C preferred shares issued to ICPI.

During the nine months ended September 30, 2016, the Company issued 55 shares of Series A Preferred Stock for 2015 Dividends.

During the nine months ended September 30, 2016, investors converted 691,629 shares of Series A Preferred Stock into 34,658,826 shares of common stock.

During the nine months ended September 30, 2016, the Company sold 128,572 Series C Preferred Stock for $90,000.

During the nine months ended September 30, 2016, investors converted 1,290,000 shares of Series C Preferred Stock into 129,000,000 shares of common stock.

During the nine months ended September 30, 2016, investor converted a total of $30,652 of notes payable into 61,306 shares of Series A Preferred Stock.

At September 30, 2016 the Company's Series D and Series E Preferred shares terms and conditions are not yet determined and neither certificates of designation have been filed with the State of Nevada.

Common Stock

Issuances

During the nine months ended, September 30, 2016, the Company issued 892,981,123 common shares with conversion of debt valued at $364,784 and accrued interest of $12,676.

Preferred Stock Warrants

The following table presents the Series A preferred stock warrant activity during the nine months ended September 30, 2016:
	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2015	2,958,083	$1.17
Granted	-	-
Forfeited/Canceled	(2,958,083)	$1.17
Exercised	-	-
Outstanding – September 30, 2016	0	$0

In April 2016, pursuant to a Settlement Agreement with ICPI, all remaining Series A Warrants have been retired in exchange for the issuance of Series C Preferred Stock.  A total of 1,700,000 Series C Preferred Shares were issued to ICPI in exchange for the retirement of all remaining Series A Warrants and the waiver of unpaid dividends on Series A Preferred stock held by ICPI for the years 2014, 2015 and 2016.  Additionally, 500,000 Series C preferred shares were issued to ICPI for settlement of liability to issue shares for services.

Note 8—CONVERTIBLE NOTES

The following table summarizes the changes in the convertible notes in the nine months ending September 30, 2016:

	Short Term	Long Term	Total
Balance as of December 31, 2015 - Net	$809,644	$198,464	$1,008,108
Add back: unamortized discount	533,391	794,036	1,327,427
Balance as of December 31, 2015 - Gross	$1,343,035	$992,500	$2,335,535
Cash additions	338,460	300,000	638,460
Interest added to notes payable	330,426	192,936	523,362
Cash payments	(86,311)	-	(86,311)
Conversions	(395,400)	-	(395,400)
Reassignments	(103,400)	103,400	-
Original issue discount	45,574	-	45,574
Total	$1,472,384	$1,588,836	$3,061,220
Less: unamortized discount	(400,112)	(204,314)	(604,426)
Balance as of September 30, 2016	$1,072,272	$1,384,522	$2,456,794

	Year Ended September 30, 2016
	2017	2018	2019	2020	2021	Thereafter	Total
Convertible notes	1,472,384	296,336	-	-	350,000	942,500	3,061,220
Short-term non-convertible notes (see Note 9)	371,631	-	-	-	-	-	371,631
Total	1,844,015	296,336	-	-	350,000	942,500	3,432,851

In February 2016, the Company entered into convertible note agreements for an aggregate total of $77,750. The interest rates range from 8% - 12% and the conversion terms are at a 50% discount to the 25 prior trading days. The maturity dates range from November 2016 to February 2017.

In March 2016, the Company entered into a convertible agreement note with private investors for the amount of $300,000 with an interest rate of 12% and a maturity date of March 2021.

In April 2016, the Company entered into a convertible note agreement for a total of $58,000. The note carries an interest rate of 10% and the maturity date is April 2017. The conversion terms are at a 50% discount to the 20 prior trading dates.

In May 2016, the Company entered into convertible note agreements for an aggregate total of $118,250. The interest rates are 12% and the conversion terms are at a 50% discount to the 20-25 prior trading dates. The maturity dates range from May 2017 to June 2017.

In August 2016, the Company entered into a convertible note agreement for a total of $130,035. The note carries an interest rate of 12% and the maturity date is August 2017. The conversion terms are at a 50% discount to the 20 prior trading dates.

In addition to the funds received, noteholders converted $395,400 during the nine months ended September 30, 2016 into common stock exclusive of accrued interest.  Non-cash additions, which are due to the increase in principle for compounding interest, including accrued interest, to new assignee, totaled $523,362 in the first nine months of 2016.  At September 30, 2016, a total of 6 notes with a principle balance of $690,398 were past due.  The Company has adequately accrued all default interest and associated penalties related to these instruments.  Additionally, cross default clauses exist within certain other instruments containing terms which would make the notes immediately due and payable, however no cross default clauses have been triggered as of yet.

Note 9—LOANS PAYABLE

In September 2015, Pazoo, Inc. entered into a loan note totaling $200,000 with Mark Sarna and Sarna Family Limited Partnership. The note has an interest rate of 15.0% and matures September 22, 2016.  As of September 30, 2016, $215,431 still remains outstanding.

In January 2016, Pazoo, Inc. entered into a loan note totaling $5,000 with RBF Unlimited, LLC.  The note has an interest rate of 0.70% and matures January 27, 2017. As of September 30, 2016, loan was paid back in full.

In January 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $9,100. The loan has a monthly payment consisting of $500 to the principal and $210 to fees, totaling a monthly cost of $710. The loan will be paid off in a maximum of 12 months. As of September 30, 2016, $1,420 still remains outstanding.

In February 2016, Pazoo, Inc. entered into a loan note totaling $25,000 with LG Capital, LLC. The note has an interest of 8% and it matures on October 4, 2017. As of September 30, 2016, $25,000 still remains outstanding.

In June 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $35,000.  The loan will be paid off in a maximum of 12 months and has a monthly payment consisting of $3,792 to the principal and $875 to fees, totaling a monthly cost of $4,667.  As of September 30, 2016, $35,000 remains outstanding.

In July 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $7,500.  The loan will be paid off in a maximum of 6 months and has a monthly payment consisting of $1,250 to the principal and $188 to fees, totaling a monthly cost of $1,438.  As of September 30, 2016, $7,500 remains outstanding.

In August 2016, Pazoo, Inc, entered into loan agreements totaling an aggregate of $81,000 with a private investor.  The notes have an interest rate of 8% and maturity dates range from October 2016 to August 2017.  As of September 30, 2016, $81,000 still remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $7,700.  The loan will be paid off in a maximum of 6 months and has a monthly payment consisting of $1,284 to the principal and $193 to fees, totaling a monthly cost of $1,477.  As of September 30, 2016, $7,700 remains outstanding.

Note 10---RELATED PARTIES

In July 2013, the Company entered into a consulting agreement with an affiliate of Mr. Basloe, President and Chairman of the Company. The agreement provides for consulting on marketing-related services for the Company. Amounts incurred under this agreement for the nine months ended September 30, 2016 and 2015, totaled $6,500 and $15,000, respectively.

In July 2015, Harris Lee Holdings, LLC entered into a series of agreements related to the operations of the Colorado testing facility being managed by Harris Lee Colorado, LLC.  The Managing Member of Harris Lee Colorado, LLC is an immediate family member of Steve Basloe, President and Director of the Company.

The Company is currently managing Harris Lee Colorado, LLC, an existing lab in Denver, Colorado, after receiving approval from the Colorado Marijuana Enforcement Division in February of 2016. Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a testing fee for each test conducted. The Colorado MED has recently approved the transfer of management of an existing laboratory, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has begun to derive testing revenue from Harris Lee Colorado, LLC.  The revenue derived from these tests for the nine months ended September 30, 2016 was $30,515.

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

As of September 30, 2016 the Company was still obligated to pay the remaining portion under the original 2014 40% investment agreement with MA and Associates, LLC, consisting of $678,000 of cash and 50,000 shares of Series C Preferred Stock (valued at $35,000 as of June 30, 2016), totaling $713,581 and included in contingent consideration liability on the accompanying consolidated balance sheet and will be issued in the future after the testing laboratory is operational.

As of September 30, 2016 the Company was obligated to pay Blue Moon Advisors, Inc., per the November 2015 Incubation Agreement.  The Company is obligated to pay $17,000 per month starting on January 1, 2016, throughout the year of 2016, totaling $204,000.

Note 12—SUBSEQUENT EVENTS

The company issued an aggregate of 796,475,717 common shares to debt holders valued at a total of $50,298 for conversions pursuant to convertible notes.

Investors converted 545,697 shares of Series C Preferred stock into 54,569,700 shares of common stock.

The Company entered into loan agreements with a private investor for $112,000. The loan has an interest rate of 8% and the maturity date is October 2017.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as "us," "our," and "the Company."

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months and nine months ended September 30, 2016 and September 30, 2015.

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

Sources of Revenue
We currently have three lines of business relating to and revolving around the health and wellness arena:

●	Pazoo.com has a unique and compelling online marketing platform. Pazoo.com offers the following important marketing advantages to its target audiences:

1.	A comprehensive solution as a content source – information on a full spectrum of disciplines within the health and wellness marketplace;
2.	Health and wellness experts that have expertise in these varied disciplines and write about their areas expertise; and
3.	Content that is both for the health and wellness of people as well as their pets (over 60% of American homes have pets).

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

We have further expanded our footprint in this arena through Harris Lee Holdings, LLC, a company formed to take the MA & Associates testing model outside of Nevada and into other states.  The company is currently managing Harris Lee Colorado, LLC, an existing lab in Denver, Colorado, after receiving approval from the Colorado Marijuana Enforcement Division in February of 2016. Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a testing fee for each test conducted. The Colorado MED has recently approved the transfer of management of an existing laboratory, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has begun to derive testing revenue from Harris Lee Colorado, LLC.  The revenue derived from these tests for the nine months ended September 30, 2016 was $30,515.

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

Results of Operations
Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

Revenues.  We had revenues of $11,919 and $5,970 in the three months ended September 30, 2016 and September 30, 2015, respectively.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses decreased to $219,422 for the three month period ended September 30, 2016 from $545,335 for the three month period ended September 30, 2015.  The components of operating expenses are detailed below.

Selling, General and Administrative expenses decreased to $164,144 from $306,756, in 2016 versus 2015 which was mainly comprised of administrative fees, stock compensation, and marketing & advertising.

Professional fees decreased to $54,542 from $214,367 in 2016 versus 2015. The decrease in professional fees was attributed to a decrease in investor relations and investor consultants.

Net Income (Loss). Our net loss decreased to a net loss of $92,275 for the three months ended September 30, 2016 compared to a net gain of $1,801,310 for the same period in 2015. The decrease is primarily attributable to the loss on debt extinguishment from the various debt conversions and gain/loss on the derivative liability.

Comparison of the nine months ended September 30, 2016 to the nine months September 30, 2015

Revenues.  We had revenues of $30,515 and $27,602 in the nine months ended September 30, 2016 and September 30, 2015, respectively.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses and professional fees.  Total operating expenses increased to $4,159,683 for the nine month period ended September 30, 2016 from $2,662,065 for the nine month period ended September 30, 2015.  The components of operating expenses are detailed below.

Selling, General and Administrative expenses increased to $2,292,314 from $1,789,539, in 2016 versus 2015 which was mainly comprised of administrative fees, stock compensation, and marketing & advertising.

Professional fees decreased to $318,290 from $741,924 in 2016 versus 2015. The decrease in professional fees was attributed to a decrease in investor relations and investor consultants.

Assets. We had $715,405 of total assets at September 30, 2016 compared to total assets of $2,363,043 at December 31, 2015. As of September 30, 2016, the Company has impaired 100% of the Steep Hill license agreement acquired for $307,500 as well as the MA license derived from acquisition of $1,345,771, totaling a loss of impairment to the license of $1,653,271.

Net Income (Loss). Our net loss increased to a net loss of $8,417,040 for the nine months ended September 30, 2016 compared to a net loss of $2,420,465 for the same period in 2015. The increase is primarily attributable a loss on derivative liabilities of $3,796,031 compared to a loss of $267,987 for the same period in 2015, as well as an interest expense of $2,735,216 for the nine months ended September 30, 2016 compared to an interest expense of $1,623,046 for the nine months ended September 30, 2015.

As of September 30, 2016, we had outstanding 1,071,565,002 common shares, 230,401 Series A Preferred Stock shares, 1,762,500 Series B preferred stock, and 3,167,072 shares of Series C Preferred Stock shares to fund business operations and invest in companies.

Our total assets were $715,405 as of September 30, 2016, which primarily consisted of fixed assets of $678,065.

We had negative working capital of $7,337,290 as of September 30, 2016.

Our total liabilities were $8,946,607 which was mainly comprised of derivative liabilities of $3,233,317, capital lease of $323,147, convertible debt of $2,456,794 and contingent consideration liabilities of $713,581.

Our total stockholders' deficit as of September 30, 2016 was $8,231,202 and we had an accumulated deficit of $20,315,714.

We used $776,356 in net cash for operating activities for the nine months ended September 30, 2016, which included a net loss of $8,417,040.

We had $762,713 net cash provided by financing activities in the nine month period ended September 30, 2016 due primarily to borrowings on convertible notes.

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

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Ben Hoehn in his role as Chief Operating Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size of our organization our disclosure controls and procedures are not effective as of September 30, 2016.

We have not made any changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1     Legal Proceedings

Pazoo, Inc. v EData Worx, Inc.
On September 16, 2016 the Superior Court of New Jersey, Morris County entered a default judgment in the amount of $35,012 and reserved the Company's right to seek legal fees and costs.

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

November 21, 2016	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer
(Principal Executive Officer)

November 21, 2016	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn,
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)