Form 10-K
period 2016-12-31
Pazoo, Inc.
filed 2017-04-21
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

Form 10-K

________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 333-178037

 PAZOO, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3984713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23 Vreeland Rd, Suite 110 Florham Park, NJ	07932
(Address of Principal Executive Offices)	(Zip Code)

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

2,627,589,893 shares of common stock, par value $0.001 per share, outstanding as of April 21, 2017.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; the growth of the marijuana testing market; liquidity; free cash flows; revenues; net income; legal costs; operating cash flows; stock price volatility; timing of facilities construction; nature of our licensing agreements; future governmental regulation; obtaining additional capital; significance of future contractual obligations; domestic expansion. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may." "project," "plan," ''will,'' "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.  Business

Organization

Pazoo, Inc. ("Pazoo"), was incorporated in Nevada on November 16, 2010 under the name "IUCSS, Inc." A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011. As of April 20, 2017 there were 2,627,589,893 shares of common stock outstanding. There is also the following Preferred Stock issued and outstanding on April 20, 2017: Series A – 230,476; Series B – 2,150,000; and Series C – 2,621,375 shares outstanding.  All Series of Preferred Stock convert into Pazoo Common Stock.  Copies of the filed Certificates of Designations, as amended, can be obtained from the Nevada Secretary of State or the Company.

Our principal executive offices are located at 23 Vreeland Rd, Suite 110, Florham Park, New Jersey 07932. Our telephone number is (855) PAZOO-US. Our internet address is www.pazoo.com. Information on our website does not constitute part of this Annual Report.

On March 30, 2016, the Company effectuated its Definitive 14C filing through FINRA resulting in a reverse split to the common stock of a ratio of 100:1. All fractional shares were rounded up. The total amount authorized and all Preferred shareholders were unaffected by the reverse split. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes.

Our Company

We are a health and wellness company. Presently, our only sources of revenue are pazoo.com and management fees derived from Harris Lee Holdings, LLC. Pazoo.com is an online, content driven, advertising supported health and wellness web site for people and their pets. This site has e-commerce functionality which allows pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. The Company has also moved into the cannabis industry where it seeks to provide, through its wholly owned subsidiaries (MA & Associates, LLC and previously Harris Lee Holdings, LLC), quality control services to the medical and recreational cannabis industry.  The Company's primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations.  The Company will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented.  It is anticipated that this segment of the company will be its primary revenue source in the future. The cannabis industry is heavily regulated on the Federal, State and Local levels and the Company is subject to changing regulation and enforcement. As of December 31, 2016, the Company has derived a total of $30,515 in management fees from its management of Harris Lee Colorado, LLC through Harris Lee Holdings, LLC, which oversaw a cannabis testing laboratory in Denver, Colorado.  As of December 31, 2016, the cannabis testing laboratory in Denver, Colorado is closed and the Company does not have any plans to re-open the facility in the near future.

Lines of Business

We currently have two lines of business relating to and revolving around the health and wellness arena; at this time no significant revenue has been derived from any of these sources.

●           Pharmaceutical Testing Facilities.   We entered this arena through our acquisition of a 100% equity stake in MA & Associates, LLC in order to set up two testing locations.   MA & Associates, LLC was launched in September of 2013 to provide quality control services to the medical cannabis industry. MA & Associates, LLC's primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations.

The company will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented.  MA & Associates, LLC's primary customer base includes all of the licensed cannabis cultivators, in the State of Nevada, who are required by law to have their products tested before they can be transferred to the dispensaries.  Furthermore, we have acquired all of the Membership interest in Harris Lee Holdings, LLC. Harris Lee was set up to take the MA model and testing operations to additional states above and beyond Nevada either in direct testing laboratories or through licensing the testing protocol. As such, we are in a unique position to provide the mandated health and safety testing in this burgeoning industry.  Lastly, Harris Lee Holdings, LLC, due to Colorado residency requirements, entered into an advisory agreement with Harris Lee Colorado, LLC, Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a management fee for each test conducted.  The Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived management fees from Harris Lee Colorado, LLC in the year ending December 31, 2016.  All 2016 revenue was derived from these related-party management fees for the year ended December 31, 2016. However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end 2016. Currently, operations have not come back online and the Company is concentrating its focus on MA & Associates, LLC in Nevada.
●           Advertising Revenue from our Website, www.pazoo.com.  Through advertising providers and agencies, pazoo.com is paid for every ad impression that appears on a page for which a visitor goes to. As we build our visitor base, ad revenue is anticipated to increase. However, just having the traffic does not effectively increase advertising revenue. To get the full value of each visitor, the time on site must be long enough so that a visitor is interested in going to multiple pages for which there are ads on each page. The only way this will transpire is if the visitor's experience is gratifying. This is why pazoo.com is so focused on quality content that's interesting and informative. A bad visitor experience will result in a low time on site and fewer page views. Internet tracking tools have much improved over the past decade and will continue to improve in the coming years, especially when it comes to advertising and overall website analytics. Pazoo continues to constantly improve is this area at all times.

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

Growth Strategy

We plan to grow our assets and earnings per share by employing the following business strategies:

●           Opportunistically Pursue Strategic Acquisitions.   We plan to selectively pursue strategic, investments in, or acquisitions of, companies (like MA & Associates, LLC and Harris Lee Holdings, LLC) and assets that are complementary to our existing lines of business. We believe that our existing management platform can support more assets without significant increases to our infrastructure due to the scalable nature of our operations.

●           Expand Our Foot Print in the Pharmaceutical Testing Arena. Through the acquisition and formation of MA & Associates, LLC and Harris Lee Holdings, LLC, Pazoo has entered the business of pharmaceutical testing of cannabis products.  MA & Associates, LLC has obtained a license from the State of Nevada to operate a cannabis testing laboratory. Harris Lee Holdings, LLC, due to Colorado residency requirements, entered into an advisory agreement with Harris Lee Holdings, LLC cannot meet, Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a testing fee for each test conducted.  The Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived testing revenue from Harris Lee Colorado, LLC in the year ending December 31, 2016.  However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end of 2016.

●           Grow Secondary Revenue Streams. Pazoo is a health and wellness company with a strategy of growing revenues through a number of sources. From our inception, the strategy has been to be an integrated health and wellness company offering quality products and services in many lines of business which include the following:

1.
Advertising revenue through more traditional media outlets, such as television and radio. The internet has given direct response an inexpensive, effective way to test a direct response offer in terms of the product itself, the pricing of that product, the messaging associated with that product and the target audience. Limited, focused, pay per click (PPC) campaigns can be effectively executed for a fraction of broadcast costs. If a test campaign can successfully determine the elements for a profitable PPC, on line campaigns can be rolled out leading to testing for traditional media outlets such as television, radio and print. Once the consulting business has enough transactions, visibility and awareness, Pazoo can put on a forum which would be marketed using the Pazoo brand which will have substantial awareness, promoted through the pazoo.com web site and existing partnerships, and feature our own Experts. By rolling out this division in the aforementioned manner, Pazoo will be effectively able to introduce this service without exposing itself to some of the risks that others are exposed to when they enter the public forum business. During 2016, no revenue was derived from these services.

2.
Consulting services featuring our experts. Generally, our Experts regularly advise consumers and/or companies on matters related to each Expert's specific discipline. At some point in the future, it would be a natural extension of our relationship with the Experts to find them "for pay" consulting engagements. The consulting engagement could be in the form of working with a person one-on-one or advising a small or large group in a forum or presentation.  For Pazoo, this would be a natural extension of our relationship with our Experts (which is already provided for in their contracts with Pazoo). Additionally, with the size of the Pazoo.com audience we have a built in solicitation vehicle for our Experts' services. Additionally, the Pazoo management is regularly meeting with potential customers for consulting services. The attractive part of this additional revenue stream is that the risk is minimal because there is not meaningful overhead attached to it as a startup opportunity. And, Pazoo only has to pay the Experts when it gets paid.  During 2016, no revenue was derived from these services.

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
●           Strengthen the Pazoo.com brand name;
●           Continue to build strong customer loyalty

We have and will utilize a variety of marketing tools to increase testing revenue and traffic on pazoo.com and awareness about the Pazoo brand name and www.pazoo.com.  These marketing tools include the following:

Sales and Employee Agents

●	Hire dedicated sales employees to drive testing sales to the laboratories in Nevada;
●	Contract with independent sales agents, on a commission basis, employees to drive testing sales to the laboratories in Nevada.

On-Line Marketing

●           Search Engine Optimization (SEO)
●           Social media (Facebook, Twitter, Instagram, YouTube)

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

To achieve our marketing goal and objective of being a leader in the cannabis laboratory testing industry our marketing strategy has focused on the following:

●	Promote through business to business direct sales and have our lab managers and directors conduct direct sales calls as well as in person appointments and networking events;
●	Promote laboratory testing and educational cannabis information on the Pazoo.com website;
●	Promote through an array of media outlets including social media, online interviews and articles, and newspaper and magazine interviews and articles; and
●	Routinely provide tours of the labs to potential new clients to introduce them to the company and answer any questions they might have.

Industry Trends

●           Steady and Rapid Growth in Online Advertising. Over the past decade in particular, the internet has changed the landscape of how we share and obtain information.  More and more businesses are realizing the power of an online presence and are taking their businesses to the internet for marketing, brand recognition, and sales.  The industry trend for 2017 is that online advertising and online marketing will continue to increase and permeate aspects of both business and personal life.  Specifically, content marketing will continue to increase. Specifically, the diversification of online social media platforms and marketing is now a crucial trend in the industry. By consistently creating and disseminating content through an array of online channels, businesses are reaching consumers and retaining consumer bases in a whole new way.  Further, Social Media will continue to be a powerful driving force in online advertising, marketing, and branding. Mobile content will be increasingly necessary and important.  Due to the ever expanding use of smartphones and mobile devices, consumers are spending more time searching and purchasing products and information on their handheld devices than ever before.  In addition, due to our emergence in the cannabis sector in 2015, the website will be re-branded to properly display our diversity in the health and wellness sector.

The marijuana testing industry will continue to increase as it is just in its infancy.  The following States have enacted some form of medical marijuana laws: Alaska, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oregon, Ohio, Rhode Island, Vermont, Washington, and the District of Columbia. The following States have legalized the recreational use of marijuana: Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, and Washington. Of the States that have enacted some form of medical marijuana laws, the following have enacted marijuana testing or sampling requirements: Alaska, California, Colorado, Connecticut, Delaware, Hawaii, Illinois, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oregon, Vermont, and Washington. The State of Georgia does not allow for dispensaries or cultivation, and only permits the medicinal use of a low dose of cannabis oil, therefore the State has not enacted marijuana testing requirements.

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

2.
The Need for a Proven Set of Testing protocols.  Nevada boasts the most stringent testing laws in the nation and we are developing our own standard testing protocols by which to operate in this state and subsequently in other states in the future.

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

People Focused.  We are about living a healthy and happy lifestyle which includes making sure that a visitor has the proper health and wellness experts involved in their lives when professionals are needed. On the people side we are looking for the same audience as Health.com, Shape.com, EveryDayHealth.com, etc., which are very informative sites. These sites primarily focus on diets and exercise. While Pazoo does provide content related to diets and exercise, we go beyond that offering a comprehensive look at health and wellness by going to areas like military health and wellness. We not only have professional writers addressing these issues but we have our Pazoo experts discussing these issues. In another words, we go outside the narrow focus that other sites have, utilizing our own Experts as well as professional writers.

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

Item 1A.  Risk Factors

General Risks Relating to the our Business

We have only a limited operating history. We have had only limited sales and revenue during our operating history. We have never been profitable. We cannot therefore forecast with any accuracy the results of operations for the next fiscal year, nor predict our need for cash. Our revenues may not grow as anticipated, and revenues are dependent on consumer acceptance of our products and services and website, our ability to market our products and services and website, the effect of competition, and general economic factors beyond our control.

Regulation of Pharmaceutical Testing Facilities.  There are stringent regulatory risks and guidelines.  The risk factors set forth below relate to risks related to testing facilities in the State of Nevada, where MA & Associates, LLC has been granted a State license as a testing facility.

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

2.
State Regulatory Risk.  On November 7th, 2000, 65% of Nevada voters passed 'Question 9' which went into effect October 1st, 2001. Question 9 amended the States' constitution recognizing the medical use of marijuana and removing the state-level criminal penalties for the use, possession and cultivation of marijuana by qualified patients.  Nevada marijuana laws allow the legal use of medical marijuana by a patient with 'written documentation' and a 'registry identification card'. The will of the people was codified in Nevada Revised Statute 453A. Despite the fact that the people of the State of Nevada expressed their wish to legalize medical marijuana in 2000, NRS 453A was not fully adopted until April 1, 2014.

3.
Federal Regulatory Risk.  Due to the current federal laws prohibiting the use of cannabis for any reason, medical or non-medical, the regulatory risks associated with federal enforcement of the Controlled Substances Act are the most serious threat to the medical marijuana industry as a whole.  Fortunately, the U.S. Department of Justice (USDOJ) thus far has taken a stance on the matter that it will enforce the law to prevent sales to minors, sales by criminal enterprises or gangs, interstate commercial trade of medical marijuana, and medical marijuana as a pretext for trafficking other controlled substances.  The USDOJ has specifically declared that it will leave all other enforcement to the States to enforce as they see fit and in compliance with their own State laws.  There is no guaranty that this policy of limited enforce by the USDOJ will continue in the future.  Strict enforcement of the Controlled Substances Act could have a crippling effect on the marijuana industry.  During the Presidential campaign, President Donald Trump stated he would seek to enforce the federal law.  In recent pronouncements, United States Attorney General Jeff Sessions said that enforcement of Federal Law in this area is a distinct possibility and would be a change over the policies of the previous administration.  Additionally, because of the uncertainly in the future outcome of federal enforcement, many conventional lenders and banking institutions are reluctant to make large investments, or create banking and clearing relationships in this industry.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.  Currently, there are 24 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the "CSA"), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be possession of  marijuana in violation of federal law with respect to MA & Associates, LLC's business operations or we may be deemed to be facilitating the selling or distribution, or aiding and abetting the selling or distribution, of drug paraphernalia in violation of federal law with respect to CK Distribution's  business operations. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain.

The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical marijuana laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, "Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws." However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against marijuana, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of homegrown cannabis even where states approve its use for medical purposes.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the "DOJ") has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts.

The memorandum sets forth certain enforcement priorities that are important to the federal government:

●	Distribution of marijuana to children;
●	Revenue from the sale of marijuana going to criminals;
●	Diversion of medical marijuana from states where it is legal to states where it is not;
●	Using state authorized marijuana activity as a pretext of other illegal drug activity;
●	Preventing violence in the cultivation and distribution of marijuana;
●	Preventing drugged driving;
●	Growing marijuana on federal property; and
●	Preventing possession or use of marijuana on federal property.

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

Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict marijuana-related activities, including activities related to medical cannabis may negatively impact our revenues and profits.  Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Eight states, Alaska, California, Colorado, Maine, Massachusetts, Nevada,  Oregon, and Washington, have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person's caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

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

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations.  Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our proposed medical marijuana businesses. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

There is only a limited public trading market for the common stock.  Investors may not be able to resell their common stock or stock underlying convertible debt, warrants and/or preferred stock, if at all, and thus could lose all or part of their investment. The common stock is listed on the OTC Bulletin Board under the symbol PZOO. Listing on the OTC Bulletin Board does not constitute any endorsement or approval of a listed company or its securities, and the OTC Bulletin Board does not review or monitor an issuer's activities.   Our common stock is a "penny stock" (as defined in Exchange Act Rule 3a-51) which means that brokers can only buy or sell the common stock on an unsolicited basis. The penny stock rule and similar regulations will reduce the likelihood that a liquid trading market will arise for the common stock. The common stock may trade at less than the offering price. Because our stock is a "penny stock" a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, Pazoo's common stock.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. Our audited consolidated financial statements for the fiscal year ended December 31, 2016 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements for the years ended December 31, 2016, and 2015, the continuation of the Company as a going concern is dependent upon the continued financial support through sales of the Company's common stock, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal years ended December 31, 2016, and 2015. If we are unable to raise additional capital or borrow money we will not be able to continue our operating plans. If that were to occur the Company would be forced to suspend or terminate operations and, in all likelihood cause investors to lose their entire investment.

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2016 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future or that we can effectively remediate our reported weaknesses. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters is located at 23 Vreeland Rd, Suite 110, Florham Park, New Jersey 07932.  We lease 750 square feet of office space which is comprised of three offices for corporate personnel, storage space to house inventory and one conference room for meeting space.   Pazoo's office facilities are specifically used to further our business endeavors.  MA & Associates, LLC has leased approximately 3,250 square feet of space at 2900 Western Avenue, Las Vegas, Nevada which houses the testing laboratory and administrative offices for the Nevada testing laboratory.

Item 3.  Legal Proceedings

In April 2013, the Company filed a complaint against Edataworx, Inc. for return of monies and stock under an agreement dated August 2012. On November 4, 2013, the Company filed an amended complaint now seeking total damages of $105,000 and a return, for cancellation, of the 20,000 shares of company's common stock issued to Edataworx Inc.  On November 21, 2013 Edataworx, Inc. filed an Answer to the Amended Complaint denying the allegations and asserted a Counter-Claim against the Company in the amount of $25,000. Edataworx, Inc. also filed a Third-Party Complaint against Integrated Capital Partners, Inc. (an investor of the Company) for the same $25,000. On February 27, 2015, the parties agreed to settle all claims whereby Edataworx, Inc. will pay to the Company a total of $35,000 in three installments.  Additionally, Edataworx, Inc. will be allowed to retain a minimum of 15,000 shares of the Company's common stock previously issued with the possibility to retain all 20,000 shares if Edataworx Inc. elects to sell the 15,000 shares agreed upon, and the aggregate sales price is less than $2.00 per share. Edataworx, Inc. failed to make any required payments.  On February 25, 2016 new action to enforce the Settlement Agreement, including a claim for attorney's fees as provided for in the Settlement Agreement, was filed.  Edataworx failed to respond to the Complaint in the action to enforce the Settlement Agreement.  On September 16, 2016 a Judgment was entered in favor of the Company in the Amount of $35,012.  The Company is currently seeking to enforce the Judgment.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market for Our Common Shares

Our common shares are quoted on the OTC Pink Sheets under the symbol PZOO. The high and low common closing stock prices per share during the periods indicated were as follows:

Quarter Ended	March 31	June 30	September 30	December 31	Year

2016
High	0.0500	0.0319	0.0010	0.0005	0.0500
Low	0.0100	0.0009	0.0001	0.0002	0.0001

2015
High	1.7500	1.6000	0.7500	0.4500	1.7500
Low	0.4200	0.5500	0.3800	0.0300	0.0300

NUMBER OF HOLDER OF OUR COMMON SHARES
As of the date of this filing there are five thousand eight hundred and thirteen (5,813) holders of record of our common shares.

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

In March 2016, the Company effected a 1-for-100 reverse stock split of the outstanding common stock ("the Reverse Stock Split") whereby every one hundred (100) shares of outstanding common stock decreased to one (1) share of common stock. The impact of this reverse stock split has been retroactively applied to the consolidated financial statements and the related notes.

In 2017, the Company filed a Form 14-C in order to effectuate a 1-for-250 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every two hundred and fifty (250 shares of outstanding common stock decreases to one (1) share of common stock. The current Reverse Stock Split is still pending and has not yet gone effective.

Item 6.  Selected Consolidated Financial Data

As a smaller reporting company we are not required to provide the information required by this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements in this Annual Report that are not statements of historical facts but rather are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-K, including under "Risk Factors." You should read the following discussion and analysis together with our audited financial statements for the periods specified and the related notes included herein.

This report on Form 10-K contains terminology referring to Pazoo, Inc., such as "us," "our," and "the Company."

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the years ended December 31, 2016 and December 31, 2015.

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

On or about April 8, 2014, Pazoo moved into the pharmaceutical testing space with the acquisition of MA & Associates, LLC, a Nevada limited liability company formed with the purpose of opening a cannabis testing laboratory based in Las Vegas, Nevada to be branded under the Steep Hill Labs name. Harris Lee Holdings, LLC was formed, as a Nevada limited liability company, on or about July 23, 2014 and was formed to hold a License from Steep Hill Labs, Inc. for cannabis testing protocols and the use of the Steep Hill Labs name.  Both entities are now wholly owned subsidiaries of the Company.  The intent is that Harris Lee Holdings, LLC will directly own and operate testing laboratories in states where permitted to do so, and sub-license the Steep Hill testing protocol in states where direct ownership would be prohibited.

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

With Regards to Harris Lee Holdings, LLC,  the Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived management revenue from Harris Lee Colorado, LLC in the year ending December 31, 2016.  However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end 2016. The lab is currently not operational and there are no current plans to re-open in the near future.

Liquidity and Capital Resources at December 31, 2016 Compared with December 31, 2015
As of December 31, 2016 and December 21, 2015, the Company had cash and cash equivalents of $88,909 and $16,819.  As of December 31, 2016, we had a working capital deficit of $7,599,588.

During the year ended December 31, 2016, Pazoo sold 128,572 Preferred Series C stock. Each Series C Preferred share of stock is convertible into 100 shares of common stock subject to adjustment.  The Company received gross proceeds of $90,000 related to such offerings during the year ended December 31, 2016.

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

Cash used in operating activities during the year end 2016 was ($928,085) compared to cash used of ($1,928,310) during the year end 2015. This resulted from a net loss of $8,795,474 in the year end 2016 and $4,478,725 in 2015. The Company continued to have net cash flow used in operations for the year ended December 31, 2016 and 2015, primarily as a result of continued net losses and no significant revenue to cover operating expenses.

Net cash provided by financing activities for the years ended December 31, 2015 and December 31, 2016 was $2,301,683, and $1,000,175 respectively.  At December 31, 2016, our principal source of liquidity had been funded primarily through the borrowings on convertible notes and preferred stock offset by repayment of convertible notes in the period.

Net cash used in investing activities for the years ended December 31, 2015 and December 31, 2016 was $1,090,191, and $0, respectively.  The decrease in investing activities was due to the Company focusing its resources on the current testing laboratories.

The company raised $667,678 under various loans, convertible loans and advances during 2017, to support operations.  As of the issuance of these financial statements, a total of $160,720 has been repaid.

The consolidated financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. The Company has had minimal revenues and has generated losses from operation. As set forth in Note 2 to the audited Financial Statements, the continuation of the Company as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable, if ever. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company does not have sufficient cash for the next 12 months from the issuance of these financial statements.

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

Revenue Recognition

Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.  The Company is paid revenue from various advertising sources.  Typically advertising revenue is based upon the activity reports received from the advertising brokers and revenue is paid in accordance with the broker agreements at varying intervals from 30 to 75 days following the close of the particular advertising period.  The Company is also paid from management fees through Harris Lee Holdings, LLC.  The Company recognizes the revenue, and records the accounts receivable, upon receipt of the activity report from the broker.  In the event payment is not received within 120 days of the due date, the Company will classify such amount as an account where collection is doubtful.   The Company has only recognized minimal revenue to date.

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

Comparison of Fiscal Years Ended December 31, 2016 and 2015

Revenues. Revenues were $26,662 for the year ended December 31, 2015, compared to $30,515 for the year ended December 31, 2016, an increase of $3,853. All revenue in 2016 was derived from management fees whereas the prior year revenue was made up of online advertising revenue.  As of December 31, 2016, revenue has discontinued from the management fees derived from the cannabis laboratory in Denver, Colorado and the Company does not have any plans to re-open the facility in the near future.

Operating Expenses.  Operating expenses consisted of the following expenses: selling, general and administrative expenses; professional fees; and website setup.  Total operating expenses were $4,101,904 in the year ended 2015, compared to $4,482,997 in year ended 2016.  Selling, general and administrative (SG&A) expenses were $3,143,262 in 2015 compared to $2,269,494 in 2016, a decrease of $873,768. The decrease in SG&A was due to a decrease in spending on marketing expenses, and the conversion premium fee. SG&A expenses were mainly comprised of branding and public relations, marketing and advertising, and payroll. Professional fees were $823,488 in the year ended 2015, compared to $664,022 in the year ended 2016, a decrease of $159,466.  The decrease in professional fees was due primarily to the decrease in investor relations.   Website set up costs were $135,154 for the year ended 2015, compared to $9,274 for the year ended 2016. This was due to a shift in focus from online advertising to testing laboratories. The Company also had a loss of impairment of $1,540,207 during year ended 2016 compared to a $0 impairment during year ended 2015, as no impairment occurred in 2015.

Other Expenses.  For the year ended December 31, 2015, other expense was $403,483 mostly from the following factors. $839,919 from a loss on impairment of equity-method investment, $2,087,070 for interest expense, $898,759 loss on derivative liabilities, and offset by an approximate $3.4 million gain on debt extinguished.  For the year ended December 31, 2016, other expenses were $4,342,992 primarily from gain on debt extinguishment of $2,430,529, interest expense of $2,950,548 and loss on derivative liabilities of $3,827,703.

Net loss. The net loss was $4,478,725 for the year ended December 31, 2015, compared to net loss of $8,795,550 for the year ended December 31, 2016.

Subsequent Events

On January 4, 2017 the Company's 100% wholly owned subsidiary MA & Associates received its final approval and Marijuana Testing License from the City of Las Vegas, NV and can now commence operations.

The company issued an aggregate of 343,182,474 common shares to debt holders valued at a total of $27,758 for conversions pursuant to convertible notes.

In 2017, the Company entered into loan advances with a private investor for $354,000.  The advances are in conjunction with the investment for Preferred D shares disclosed in the Form 14C filed in January of 2017.

In 2017, the Company entered into convertible note agreements for an aggregate total of $303,178. The interest rates range from 10% to 12% and the conversion terms range between a 35% to 50% discount to the prior range of 15 to 30 days.  The Company has paid back a total of $160,720 on the aforementioned convertible note agreements.

In 2017, the Company issued 387,500 Series B preferred stock in exchange for services to Board Members.

In 2017, the Company issued a total of 75 Series A Preferred stock in dividends for Series A Preferred shareholders.

In 2017, the Company entered into a loan agreement with Kabbage, Inc. for $10,500.  The note will be paid off in 12 months and carries a monthly fee of $263.

In 2017, the Company filed a Form 14-C in order to effectuate a 1-for-250 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every two hundred and fifty (250) shares of outstanding common stock decreases to one (1) share of common stock. The current Reverse Stock Split is still pending and has not yet gone effective and is pending FINRA approval.

In January 2017, the Company filed a Form 14-C Information Statement advising all shareholders of the Company that the Board of Directors, as ratified by the majority of the votes of equity holders, approved of a reverse stock split (at a ratio of 250:1) and setting forth the proposed terms and characteristics of the Series D Preferred Stock.  The Series D Preferred Stock will carry a 5% annual dividend, will have no voting rights prior to conversion, and will convert into common stock at a ratio which will be determined by the amount of debt to be retired, and new money to be invested, and the then outstanding common stock of the Company on a fully diluted basis (See, the filed Form 14C for more details)

The purpose of reconstituting the characteristics of the Series D Preferred Stock is to have the ability to consummate the contemplated sale of the Company's Series D Preferred Stock as set forth in the Form 14C. If, and when, the agreement has been finalized for the sale of the Series D Preferred Stock, the characteristics of the Series D Preferred Stock will be set forth in a Certificate of Designations to be filed with the Secretary of State of the State of Nevada.  If the characteristics are substantively different than as previously approved by the Board of Directors, and ratified by the majority of the votes of equity holders, new approval will be sought.

Off-Balance Sheet Agreements

None noted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by Item 7A.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pazoo, Inc.

We have audited the accompanying consolidated balance sheets of Pazoo, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and has a working capital deficit.  These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP
Marlton, New Jersey
April 21, 2017

PAZOO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash	$88,909	$16,819
Prepaid expenses	5,536	5,448

Total current assets	94,445	22,267

Fixed assets, net	613,332	749,841
Intangible assets, net	-	1,590,935

Total other assets	613,332	2,340,776

Total assets	$707,777	$2,363,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Lines of credit	$21,039	$19,500
Accounts payable and accrued liabilities	608,332	406,176
Loans payable	615,801	203,000
Interest payable	1,452,102	172,709
Convertible debt, net of unamortized discounts of $195,827 and $533,391	983,621	809,644
Contingent consideration liabilities	713,581	718,581
Derivative liabilities	2,925,627	1,756,435
Capital lease liability	373,930	304,516

Total current liabilities	7,694,033	4,390,561

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $110,672, and $794,036	1,401,828	198,464
Capital lease liability	136,672	242,771

Total long-term liabilities	1,538,500	441,235

Total liabilities	9,232,533	4,831,796

Commitments

Stockholders' deficit:
Convertible Preferred Stock, 50,000,000 shares authorized, $0.001 par value
Series A; 10,000,000 shares authorized, 230,401 and 860,669 shares issued and outstanding, respectively.	230	861
Series B; 5,000,000 shares authorized, 1,762,500 and 1,762,500 shares issued and outstanding, respectively.	1,762	1,762
Series C; 10,000,000 shares authorized, 2,621,375 and 2,051,000 shares issued and outstanding, respectively.	2,621	2,051
Series D; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Series E; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 2,950,000,000 shares authorized, 2,284,407,419 and 14,865,053 shares issued and outstanding, respectively.	2,284,408	14,865
Additional paid-in capital	9,880,371	9,410,382
Accumulated deficit	(20,694,148)	(11,898,674)

Total stockholders' deficit	(8,524,756)	(2,468,753)
Total liabilities and stockholders' deficit	$707,777	$2,363,043

The accompanying notes are an integral part of these consolidated financial statements.

PAZOO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2016	2015

Revenues:
Management fees - related party	$30,515	$-
Advertising Sales	-	26,662
Total revenues	30,515	26,662

Operating expenses:
Selling, general and administrative expenses	2,269,494	3,143,262
Professional fees	664,022	823,488
Loss on impairment of license	1,540,207	-
Website setup	9,274	135,154
Total operating expenses	4,482,997	4,101,904

Loss from operations	(4,452,482)	(4,075,242)

Other income/(expenses):
Gain/(loss) on derivative liabilities	(3,827,703)	(898,759)
Gain on debt extinguishment	2,430,259	3,412,265
Gain on change in fair value of contingent consideration	5,000	10,000
Loss on impairment of equity method investment	-	(839,919)
Interest expense	(2,950,548)	(2,087,070)
Total other income/(expenses)	(4,342,992)	(403,483)

Net loss	$(8,795,474)	$(4,478,725)

Series A preferred stock dividends	(76)	(39,743)

Net loss attributable to common stockholders	$(8,795,550)	$(4,518,468)

Net loss per common share – basic and diluted	$(0.01)	$(0.69)

Weighted average common shares outstanding - basic and diluted	669,625,441	6,553,747

The accompanying notes are an integral part of these consolidated financial statements.

PAZOO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(8,795,474)	$(4,478,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,420,061	1,971,984
Depreciation	136,509	140,047
Amortization	50,728	62,337
Change in fair value of contingent consideration	(5,000)	(10,000)
Stock-based compensation	79,900	1,297,481
(Gain)/loss on derivative liabilities	3,827,703	898,759
(Gain)/loss on debt extinguishment	(2,430,259)	(3,412,265)
(Gain)/loss on impairment of intangibles	1,540,207	-
Loss on settlement	1,146,231
Impairment loss on equity method investment	-	839,919
Changes in operating assets and liabilities:
Accounts receivable	-	87,949
Inventory	-	2,668
Prepaid expenses and other current assets	(1)	733
Accounts payable, accrued liabilities and interest payable	2,101,310	670,803
Net cash used in operating activities	(928,085)	(1,928,310)

Cash flows from investing activities:
Cash paid for purchase of licenses	-	(307,500)
Acquisition of fixed assets	-	(4,052)
Equity investment in equity method investee	-	(778,639)
Net cash used in investing activities	-	(1,090,191)

Cash flows from financing activities:
Proceeds from convertible note	673,460	1,443,287
Stock subscription receivable	-	18,253
Repayments on capital leases	(36,685)	(67,737)
Repayments on convertible notes and loans	(175,239)	(413,000)
Proceeds from loans payable	447,100	200,000
Proceeds from issuing common stock	-	48,380
Proceeds from sale of Series A preferred stock and warrants	-	580,000
Proceeds from exercise of Series A preferred warrants	-	25,000
Proceeds from sale of Series C preferred stock	90,000	448,000
Lines of credit	1,539	19,500
Net cash provided by financing activities	1,000,175	2,301,683

Net (decrease) in cash and cash equivalents	72,090	(716,818)

Cash and cash equivalents beginning of period	16,819	733,637

Cash and cash equivalents end of period	$88,909	$16,819

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Fixed assets acquired through capital lease	$-	$615,024
Preferred shares issued for acquisition of MA & Associates	-	1,000,000
Contingent consideration for acquisition of MA & Associates	-	1,228,581
Common stock issued for the conversion of Series A preferred stock	34,659	3,115
Common stock issued for the conversion of Series C preferred stock	183,570	200
Debt discount due to derivative liabilities	1,233,098	2,296,385
Preferred shares issued for conversion of debt and interest	30,652	-
Common shares issued for conversion of debt and interest	1,042,688	1,303,908
Common shares issued with debt	-	93,087
Common shares issued for accrued liability	350,000	-

The accompanying notes are an integral part of these consolidated financial statements.

PAZOO, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

December 31, 2014	1,930,304	$1,930	1,036,394	$1,036	1,187,500	$1,187	-	$-	$4,629,912	$(7,419,949)	$(2,785,884)

Common shares issued for services	522,208	522	-	-	-	-	-	-	135,459	-	135,981

Conversion of preferred stock to common stock	3,315,000	3,315	(3,115,000)	(3,115)	-	-	(200,000)	(200)	-	-	-

Preferred Series A stock and warrants issued for cash	-	-	2,542,132	2,542	-	-	-	-	577,458	-	580,000

Preferred shares issued for services	-	-	50,000	50	575,000	575	803,000	803	1,160,072	-	1,161,500

Preferred shares issued for acquisitions	-	-	-	-	-	-	1,000,000	1,000	999,000	-	1,000,000

Preferred shares issued for cash			-	-	-	-	448,000	448	447,552	-	448,000

Common shares issued for cash	54,601	55	-	-	-	-	-	-	48,325	-	48,380

Issuance of preferred stock for warrant exercises	-	-	347,143	348	-	-	-	-	24,652	-	25,000

Common shares issued for conversion of debt	8,921,288	8,921	-	-	-	-	-	-	1,294,987	-	1,303,908

Common shares issued with debt	121,652	122	-	-	-	-	-	-	92,965	-	93,087

Net Loss	-	-	-	-	-	-	-	-	-	(4,478,725)	(4,478,725)

December 31, 2015	14,865,053	$14,865	860,669	$861	1,762,500	$1,762	2,051,000	$2,051	$9,410,382	$(11,898,674)	$(2,468,753)

Common shares issued for services	60,000	60	-	-	-	-	-	-	2,340	-	2,400

Conversion of preferred stock to common stock	218,228,526	218,229	(691,629)	(692)	-	-	(1,835,697)	(1,836)	(215,701)	-	-

Preferred Series A stock issued for debt conversion	-	-	61,306	61	-	-	-	-	30,591	-	30,652

Preferred Series A stock issued for dividends	-	-	55	-	-	-	-	-	-	-	-

Preferred Series C issued for services - non cash	-	-	-	-	-	-	77,500	77	77,423	-	77,500

Preferred Series C stock issued for cash	-	-	-	-	-	-	128,572	129	89,871	-	90,000

Preferred Series C stock issued to ICPI for settlement	-	-	-	-	-	-	2,200,000	2,200	1,494,031	-	1,496,231

Common shares issued for conversion of debt	2,051,253,840	2,051,254	-	-	-	-	-	-	(1,008,566)	-	1,042,688

Net Loss	-	-	-	-	-	-	-	-	-	(8,795,474)	(8,795,474)

December 31, 2016	2,284,407,419	$2,284,408	230,401	$230	1,762,500	$1,762	2,621,375	$2,621	$9,880,371	$(20,694,148)	$(8,524,756)

The accompanying notes are an integral part of these consolidated financial statements.

Pazoo, Inc.
Notes to Consolidated Financial Statements

Note 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company entered the pharmaceutical testing laboratory market with their acquisitions of MA & Associates, LLC which will operate pharmaceutical testing laboratories in Nevada, and Harris Lee Holdings, LLC which will operate pharmaceutical testing laboratories within other states, or license testing protocols as independently owned laboratories.  These pharmaceutical testing laboratories focus on providing quality control services to the medical cannabis industry.  The mission is to protect the public health by providing infrastructure and analytical services to legally-authorized cannabis producers and distributors as well as to regulators.  States that have legalized cannabis are developing cannabis health and safety criteria that we will fulfill through their testing laboratories.  Harris Lee Holdings, LLC, due to Colorado residency requirements, entered into an advisory agreement with Harris Lee Colorado, LLC, a related party. Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for management fees for each test conducted.  The Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived management fees from Harris Lee Colorado, LLC in the year ending December 31, 2016.  However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end 2016.  The Company does not expect to re-commence operations in the near future. Lastly, the Company's wholly owned subsidiary, CK Distribution LLC, provides the marketing and sales agent for the distribution of non-controlled hemp products throughout the USA. Non-controlled hemp products are the items utilized by the industry that support grow facilities, infusion companies and dispensaries.

Further, the business consists of pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Pazoo, Inc. ("Pazoo" or the "Company") and its wholly-owned subsidiaries MA & Associates, LLC, Harris Lee Holdings LLC, and CK Distribution.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All significant inter-company transactions and accounts have been eliminated in consolidation.

In March 2016, the Company effected a 1-for-100 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every one hundred (100) shares of outstanding common stock decreased to one (1) share of common stock. Similarly, the number of shares of common stock, par value $0.001 ("Common Stock") into which each outstanding Preferred stock, convertible debt and warrant to purchase common stock is to be exercisable decreased on a 1-for-100 basis and the exercise price of each outstanding preferred stock and warrant to purchase common stock increased proportionately. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes and all debt terms were also adjusted/effected.

In January 2017, the Company filed a Form 14-C in order to effectuate a 1-for-250 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every two hundred and fifty (250 shares of outstanding common stock decreases to one (1) share of common stock. The current Reverse Stock Split is still pending and has not yet gone effective, and is pending FINRA approval.  All Preferred shares of stock are not effected by reverse splits or re-capitalizations.

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

Impairment of Long-Lived Assets

The Company's intangible assets and fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value.  If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized.  An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.

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

Fair Value of Financial Instruments

The Company's financial instruments consist principally of cash and cash equivalents and accounts payable. The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective maturity dates or durations. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as December 31, 2016 and 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability – December 31, 2016	$-	$-	$2,925,627	$2,925,627
Derivative liability – December 31, 2015	$-	$-	$1,756,435	$1,756,435

The Company has certain convertible notes outstanding at December 31, 2016 and 2015 with variable conversion rates that qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, "Derivatives and Hedging". In addition, the Company did not have enough authorized shares for the full conversion of all convertible notes. Embedded derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as a gain or loss (see Note 10).

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

Revenue Recognition

Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.  The Company is paid revenue from various advertising, cannabis testing, management fees, and sales and distribution of non-controlled hemp products. During the year ended 2016, the Company's only recognized revenues were derived from management fees.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if shares of convertible preferred stock and debt were converted into shares of common stock and a corresponding accrued 5% dividend, unless the effects of such exercises and conversions would have been anti-dilutive.

Potentially Dilutive Securities
	December 31, 2016	December 31, 2015

Common stock warrants	-	3,355
Convertible notes	32,355,840,300	92,239,381
Preferred series A shares & warrants	23,040,100	86,066,900
Preferred series B	352,000,000	352,000,000
Preferred series C	262,137,500	205,100,000
	32,993,017,900	735,409,636

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

In August 2014, the FASB issued ASU No. 2014-15 —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued and if management's plans will alleviate that doubt. Management will be required to make this evaluation for both annual and interim reporting periods. The Company adopted this guidance for the fiscal year ended December 31, 2016. This adoption did not have a material impact on the Company's consolidated financial statements.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor have they determined the effect of the standard on our ongoing financial reporting.

Other recent accounting pronouncements issued by the FASB did not or are not believed to have a material impact on our present or future consolidated financial statements.

Note 2—GOING CONCERN

During 2016 and 2015, the Company incurred net losses of $8,795,474 and $4,478,725, respectively and had negative cash flows from operations of $928,085 and $1,928,310, respectively. In addition, as of December 31, 2016, the Company had a working capital deficit of $7,599,588. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon our ability to generate sufficient cash flow and raise additional capital to meet our obligations on a timely basis and ultimately attain profitability.  If the Company is unable to generate sufficient cash flow or raise additional capital in the new term, it could be forced to cease operations.  The Company does not have sufficient capital for the next 12 months from the issuance of these financial statements.

The Company's liquidity is highly dependent on its ability to obtain additional capital in the near future. The Company's failure to raise new capital would impair its ability to both continue its current operations and could result in its failure to continue to operate as a going concern. Substantial doubt about its ability to continue as a going concern may also create negative reactions to the price of the Company's common stock, and the Company may not be able to obtain additional financing in the future. The Company is currently exploring potential transactions, specifically through the filing of its Form 14C in January 2017 which will set up the characteristics of the Series D Preferred stock in anticipation of a large financial investment. If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, the Company will be required to downsize or wind down its operations through liquidation, bankruptcy, or a sale of its assets. In addition, to the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of the Company's common stock. The issuance of these securities could also result in significant dilution to some or all of the Company's stockholders, depending on the terms of the transaction.

Note 3—ACQUISITIONS

MA & Associates, LLC

On April 8, 2014 the Company entered into a Limited Liability Company Membership Interest Purchase Agreement with MA & Associates, LLC ("MA") under which the Company agreed to acquire a 40% equity interest in MA for two testing locations in exchange for a purchase price of $2,000,000 and 150,000 shares of the Company's Series C Preferred Stock. MA was formed to become a cannabis testing laboratory within the State of Nevada. In 2014 and 2015, prior to the purchase of the remaining 60% and obtaining control as discussed below, the Company paid an aggregate of $1,321,419 of the cash portion and issued 100,000 shares of the Series C Preferred Stock.

During 2015, prior to taking control through the acquisition of the remaining 60% interest, the consideration paid was originally recorded as an equity method investment, and was subsequently impaired prior to entering into the second investment agreement noted below.

On June 3, 2015, the Company entered into a 2nd agreement to acquire the remaining 60% interest in MA for 1,000,000 shares of Series C preferred stock, valued at $1,000,000.  In accordance with generally accepted accounting principles ("GAAP") in accounting for a step-acquisition, the Company estimated the fair value of the previously held equity method investment at $667,666, resulting in a total purchase price of approximately $1.7 million.

As of December 31, 2015 the Company was still obligated to pay the remaining portion under the original 40% investment agreement, consisting of $678,000 of cash and 50,000 shares of Series C Preferred Stock (valued at $35,000 as of December 31, 2016), totaling $713,581 and included in contingent consideration liability on the accompanying consolidated balance sheet.

The remaining contingent consideration will be issued in the future after the testing laboratory is operational.

ICPI, who is a related party, was entitled to 500,000 Series C shares as a commission for services related to the MA & Associates LLC., acquisition, of which 300,000 were issued during the year ended December 31, 2015 valued and expensed at $300,000. The remaining 200,000 shares will be issued upon achieving certain milestones in 2016 and this amount has been properly accrued for as of December 31, 2015.  As of December 31, 2016, all remaining shares upon achieving certain milestones in 2016 were issued due to settlement to ICPI.

The acquisition was accounted for using the purchase method and accordingly, the purchase price was allocated based on the estimated fair market values of the assets acquired and liabilities assumed on the date of each acquisition.

ACQUIRED ASSETS:
Current assets	$4,866
Fixed assets	270,811
Other assets	56,985
Total assets acquired	$332,662

LIABILITIES ASSUMED:
Current liabilities	$(11,756)
Other liabilities	(9)
Total liabilities assumed	$(11,766)
Net assets acquired	$320,896

Acquisition Price	$1,666,667
Intangible Assets from Acquisition	$1,345,771

The Company obtained a 3rd party valuation for the value of the intangible assets with an estimated life of twenty years. Intangibles related to the acquisition of MA will not be deductible for tax purposes.  Management deemed the unaudited pro forma results of operations data for the year ended December 31, 2016 and 2015 immaterial and are thus not shown.

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

Harris Lee Holdings, LLC

On July 23, 2014, the Company and the MA founders formed Harris Lee Holdings, LLC ("Harris Lee") of which the Company obtained a 45% equity interest for an initial cash contribution of $45.  On October 24, 2014, the Company agreed to acquire an additional 10% interest in Harris Lee in exchange for 300,000 shares of the Company's Series C Preferred stock based on a series of milestone events. As of December 31, 2014, the acquisition of this additional 10% interest had not closed. Then on January 13, 2015, the Company agreed to acquire the remaining 45% of Harris Lee in exchange for 450,000 shares of the Company's Series B Preferred Stock, again issued upon completion of certain milestones.  No construction has commenced on any Harris Lee facility and accordingly no cash has been paid to date.  No shares were issued in 2014. In 2015, based on the milestones, 150,000 shares of Series C Preferred Stock were issued, and all of the 450,000 shares of Series B Preferred Stock were issued.  At December 31, 2014, the Company owned 45% of Harris Lee Holdings, LLC ("Harris Lee").

During 2015, the company acquired the remaining 55% interest in Harris Lee in exchange for 150,000 shares of the Company's Series C Preferred stock to be issued based on a series of milestone events and 450,000 shares of the Company's Series B Preferred Stock.  Management deemed it had control of Harris Lee prior to the 2015 preferred issuance. As such, value was considered compensation and not a business combination.

The aggregate fair value of the 450,000 Series B and the 150,000 Series C shares was determined to be $219,450 and it was recognized as compensation expense to the sellers of Harris Lee. Harris Lee is now consolidated in the Company's financial results.

During the year ended December 31, 2015, Harris Lee was not operating and its impact on the Company's Statement of Operations was zero as it was determined to be nominal.

Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a management fee for each test conducted.  During 2016, the Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived management fees from Harris Lee Colorado, LLC in the year ending December 31, 2016.  However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end 2016.  There are currently no plans to re-open the facility in the near future.

Note 4—FIXED ASSETS

Fixed assets consists of the following:

Fixed Assets
	Estimated Useful Life (in years)	December 31, 2016	December 31, 2015

Cost:
Equipment	3-5	$643,195	$643,195
Furniture and fixture	7	6,687	6,687
Leasehold improvements	3-5	238,620	238,620
Website	3	1,385	1,385
		$889,887	$889,887

Accumulated depreciation and amortization		(276,555)	(140,046)

Fixed Assets, Net		$613,332	$749,841

Costs of assets acquired under capital leases were approximately $615,000 for the year ended December 31, 2015 and 2016.  The capital lease represents a total of three leases for testing equipment. The leases hold an interest rate of 0% and monthly payments are approximately $17,000 per month. The depreciation for the years ended December 31, 2016 and December 31, 2015 was $136,510 and $140,046, respectively.  The accumulated depreciation of the assets under the capital lease for the years ended December 31, 2016 and December 31, 2015 was $159,401 and $36,059, respectively. All leased equipment is collateral under the respective lease agreements.  As of December 31, 2016 the Company was currently in default of these lease agreements, as scheduled payments were not made.  Commencing in 2017 the Company began making payments toward the capital leases again.

Note 5—INTANGIBLE ASSETS & GOODWILL

Intangible assets as of December 31, 2015 consisted of a license agreement acquired for $307,500 from Steep Hill Labs for the right to take the Steep Hill software and methodology to states above and beyond Nevada, and the MA license derived from the acquisition of $1,345,771.  During 2016, the Company impaired 100% of the Steep Hill license agreement acquired for $307,500 as well as the MA license derived from acquisition of $1,345,771. The impairment was due to the uncertainties surrounding the license agreement, as well as the purported unsubstantiated termination of the license agreements in June 2016 between Steep Hill Labs and MA & Associates, LLC and Harris Lee, LLC respectively.

Note 6—LINES OF CREDIT

The Company entered into a line of credit with Wells Fargo in December 2015 in the amount of $25,000.  The credit line bears an interest rate of 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants and the guarantor on the account is Steve Basloe, the Company's President. The line of credit has been used for general operating expenses.

The Company entered into a line of credit with Wells Fargo in May 2016 in the amount of $5,000. The credit line bears an interest rate of 24.24% for the first year and then 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants and the guarantor on the account is David Cunic, the Company's CEO. The credit has been used for general operating expenses.

The combined lines of credit at December 31, 2015 totaled $19,500 compared to $21,039 at December 31, 2016.

Note 7—RELATED PARTY TRANSACTIONS

In July 2013, the Company entered into a consulting agreement with an affiliate of Mr. Basloe, a board member and President of the Company. The agreement provides for consulting on marketing-related services for the Company. The amounts paid under this agreement for the years ended December 31, 2016 and December 31, 2015 were $20,500 and $46,617, respectively.

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

In connection with the investments in Harris Lee Holdings, LLC and MA & Associates, LLC the Company issued Series B and Series C Preferred shares to two current board members, Mr. Del Hierro and Mr. Lieberthal. Mr. Del Hierro was issued 150,000 shares of Series B Preferred and 380,000 shares of Series C Preferred. Mr. Lieberthal was issued 150,000 shares of Series B Preferred shares and 332,000 shares of Series C Preferred shares for total compensation of $891,000, which was recorded as stock compensation in 2015.

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

In 2016, the Company managed Harris Lee Colorado, LLC, an existing lab in Denver, Colorado, after receiving approval from the Colorado Marijuana Enforcement Division in February of 2016. Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a management fee for each test conducted. The Colorado MED has recently approved the transfer of management of an existing laboratory, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has begun to derive management fees from Harris Lee Colorado, LLC.  The revenue derived from these management fees for the year ended December 31, 2016 was $30,515.  The laboratory is currently closed and the Company does not have plans to re-open in the near future.

In August 2016, Pazoo, Inc. entered into a loan agreement with David Cunic, Company CEO, and totaling $5,000.  The note has an interest rate of 0.70% and the maturity date is August 2018. As of December 2016, $3,300 remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Steve Basloe, Company President, and totaling $2,500.  The note has an interest rate of 0.70% and the maturity date is September 2018. As of December 2016, $2,500 remains outstanding.

Note 8—CONVERTIBLE DEBT

 The following table summarizes the changes in the convertible notes during 2015 and 2016:

	Short Term	Long Term	Total

Balance as of January 1, 2015 - Gross	$1,309,562	$812,500	$2,122,062
Cash additions	1,263,287	180,000	1,443,287
Interest added to notes payable	331,193	-	331,193
Cash payments	(413,000)	-	(413,000)
Conversions	(1,224,163)	-	(1,224,163)
Original issue discount	76,156	-	76,156
Total	$1,343,035	$992,500	$2,335,535
Less: unamortized discount	(533,391)	(794,036)	(1,327,427)
Balance as of December 31, 2015 - Net	$809,644	$198,464	$1,008,108
Add back: unamortized discount	533,391	794,036	1,327,427
Balance as of December 31, 2015 - Gross	$1,343,035	$992,500	$2,335,535
Cash additions	373,460	300,000	673,460
Interest added to notes payable	111,778	116,600	228,378
Cash payments	(118,223)	-	(118,223)
Conversions	(474,777)	-	(474,777)
Reassignments	(103,400)	103,400	-
Original issue discount	47,575	-	47,575
Total	$1,179,448	$1,512,500	$2,691,948
Less: unamortized discount	(195,827)	(110,672)	(306,499)
Balance as of December 31, 2016 - Net	$983,621	$1,401,828	$2,385,449

The Company received $673,460 of new cash additions in the year ended December 31, 2016. In addition to the funds received, noteholders converted $474,777 during the year ended December 31, 2016 into common stock exclusive of accrued interest.  Cash payments consisted of $118,223. Non-cash additions, which are due to the increase in principle for compounding interest, including accrued interest totaled $103,400 in 2016.  As of December 31, 2016, the unamortized debt discounts totaled $306,499. The interest rates on the notes ranged from 8% to 12%.

The Company received $1,443,287 of new cash additions in the year ended December 31, 2015. In addition to the funds received, noteholders converted $1,224,163 during the year ended December 31, 2015 into common stock exclusive of accrued interest.  Non-cash additions, which are due to the increase in principle for compounding interest, including accrued interest, totaled $331,193 in 2015.  As of December 31, 2015, the unamortized debt discounts totaled $1,327,427.

The Company evaluated all convertible notes describe above under ASC 815 and determined that certain conversion features qualify as derivative liabilities (see Note 10).

During the year ended December 31, 2016 the Company incurred approximately $2.4 million of a gain in debt extinguishment primarily as a result of various notes converting to equity, with the corresponding derivative liability value at the date of conversion being written off to debt extinguishment as a gain, offset by the unamortized discount on the convertible debt at the time of conversion.

In 2016, the Company modified certain convertible notes aggregating a total of $992,500 to increase the interest rate from 10% to 12% retroactively. The maturity dates of these notes were also extended by 2 years. The modification of notes was accounted for as a gain on debt extinguishment, included in the note above.

Additionally, at December 31, 2016, a total of 9 notes with a principle balance of $1,014,103 were past due. The Company has adequately accrued all default interest and associated penalties related to these instruments. Additionally, cross default clauses exist within certain other instruments containing terms which would make the notes immediately due and payable, however no cross default clauses have been triggered as of yet.

Future minimum payments owed on the outstanding debt of the Company as of December 31, 2016 are as follows:

	Year Ended December 31, 2016
	2017	2018	2019	2020	2021	Thereafter	Total

Convertible notes	1,179,448	220,000	-	-	1,062,500	230,000	2,691,948
Loans payable	615,801	-	-	-	-	-	615,801
Total	1,795,249	220,000	-	-	1,062,500	230,000	3,307,749

Note 9—LOANS PAYABLE

In September 2015, Pazoo, Inc. entered into a loan note totaling $200,000 with Mark Sarna and Sarna Family Limited Partnership. The note has an interest rate of 15.0% and matured September 22, 2016.  As of December 31, 2016, $222,217 still remains outstanding due to accrued interest and an increase in interest to 22.5% payable in monthly payments from the revenue from the Las Vegas laboratory and have not yet commenced.

In January 2016, Pazoo, Inc. entered into a note totaling $5,000 with RBF Unlimited, LLC.  The note has an interest rate of 0.70% and matures January 27, 2017. As of December 31, 2016, loan was paid back in full.

In January 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $9,100. The loan has a monthly payment consisting of $500 to the principal and $210 to fees, totaling a monthly cost of $710. The loan will be paid off in a maximum of 12 months. As of December 31, 2016, this loan was paid off.

In February 2016, Pazoo, Inc. entered into a loan totaling $25,000 with LG Capital, LLC. The note has an interest of 8.0% and it matures on October 4, 2017. As of December 31, 2016, $25,000 still remains outstanding.

In June 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $35,000.  The loan will be paid off in a maximum of 12 months and has a monthly payment consisting of $3,792 to the principal and $875 to fees, totaling a monthly cost of $4,667.  As of December 31, 2016, $18,387 remains outstanding.

In July 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $7,500.  The loan will be paid off in a maximum of 6 months and has a monthly payment consisting of $1,250 to the principal and $188 to fees, totaling a monthly cost of $1,438.  As of December 31, 2016, $1,092 remains outstanding.

In August 2016, Pazoo, Inc, entered into loan agreements totaling an aggregate of $96,000 with a private investor.  The notes have an interest rate of 8.0% and maturity dates range from October 2016 to August 2017.  As of December 31, 2016, $84,000 still remains outstanding.

In August 2016, Pazoo, Inc. entered into a loan agreement with David Cunic, Company CEO, and totaling $5,000.  The note has an interest rate of 0.70% and the maturity date is August 2018. As of December 2016, $3,300 remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $7,700.  The loan will be paid off in a maximum of 6 months and has a monthly payment consisting of $1,284 to the principal and $193 to fees, totaling a monthly cost of $1,477.  As of December 31, 2016, $5,472 remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Steve Basloe, Company President, and totaling $2,500.  The note has an interest rate of 0.70% and the maturity date is September 2018. As of December 2016, $2,500 remains outstanding.

In October 2016, Pazoo, Inc, entered into loan agreements totaling an aggregate of $112,000 with a private investor.  The notes have an interest rate of 8.0% and maturity dates of October 2017.  As of December 31, 2016, $112,000 still remains outstanding.

In November 2016, Pazoo, Inc, entered into loan agreements totaling an aggregate of $33,000 with a private investor.  The notes have an interest rate of 8.0% and maturity dates of November 2017.  As of December 31, 2016, $33,000 still remains outstanding.

In December 2016, Pazoo, Inc, entered into loan agreements totaling an aggregate of $95,000 with a private investor.  The notes have an interest rate of 8.0% and maturity dates of December 2017.  As of December 31, 2016, $95,000 still remains outstanding.

In December 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $16,000.  The loan will be paid off in a maximum of 12 months and has a monthly payment consisting of $1,334 to the principal and $400 to fees, totaling a monthly cost of $1,734.  As of December 31, 2016, $13,333 remains outstanding.

Note 10—DERIVATIVE LIABILITIES

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

Under ASC-815 the conversion options embedded in the notes payable described in Note 9 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement. In addition, all of the Company's outstanding common stock warrants include price protection clauses and are accounted for as derivative liabilities.

The following table summarizes the changes in the derivative liabilities during 2015 and 2016:

Balance as of January 1, 2015	$2,576,025

Initial value derivatives	5,962,270
Extinguished	(4,014,734)
Change in fair value	(2,767,126)

Balance as of December 31, 2015	$1,756,435

Initial value derivatives	4,070,636
Extinguished	(3,891,703)
Change in fair value	990,165

Balance as of December 31, 2016	$2,925,627

During 2016 and 2015, the aggregate loss on derivative liabilities was $3,827,703 and $898,759, respectively, consisting of initial derivative expense, which was in excess of debt at inception, and the change in the fair value of the derivative liabilities.

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and warrant derivative liabilities based upon the following assumptions:

	2015	2016

Dividend yield:	0%	0%
Expected volatility	145.0% to 228.0%	163.0% to 489.2%
Risk free interest rate	.03% to 1.63%	.51% to 1.93%
Expected life (years)	0.13 to 4.89	0.09 to 5.05

Note 11—STOCKHOLDERS' EQUITY

Preferred Stock

On August 14, 2015 the Company filed a Definitive Information Statement with the SEC on Form 14C with regard to changes in its capital structure.  On October 1, 2015 the Company filed an Amendment to its Articles of Incorporation authorizing 50 million shares of $0.001 par value Preferred Stock. The preferred shares available for issuance are 10,000,000 Series A Convertible Preferred Stock, 5,000,000 Series B Convertible Preferred Stock, 10,000,000 Series C Convertible Preferred Stock, 12,500,000 Series D Preferred Stock, and 12,500,000 Series E Preferred Stock.

The Series A Preferred Stock does not have voting rights and earns a Series A Preferred Stock dividend of 5% annually and has an expiration date of February 1, 2022. The Company shall pay the amount due on the Maturity Date in kind with shares of Common Stock. The number of shares of Common Stock to be issuable to a Holder on the Maturity Date (the "Maturity Shares") shall be equal to the quotient of (x) the aggregate Liquidation Preference for such Holder's Shares on the Maturity Date divided by (y) the Conversion Price in effect as of the Maturity Date. On or before the third (3rd) Business Day following the Maturity Date (the "Maturity Share Delivery Date"), the Company must deliver to each Holder the Maturity Shares issuable to such Holder. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the "Liquidation Preference") equal to (A) $1,000 per Share held by such Holder, plus (B) a further amount equal to any Dividends accrued but unpaid on such Shares. If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders. The Liquidation Preference shall be appropriately adjusted for any stock splits, stock combinations, stock dividends or similar recapitalizations.

The Series B Preferred Stock is convertible in accordance with the terms of the Certificate of Designations, does not pay a dividend, and contains preferential voting rights.  On August 14, 2015 the Company filed a Definitive Information Statement with the SEC on Form 14C increased the voting rights from  a ratio of 200 votes for each share of Series B Preferred Stock to 1,000 votes for each share of Series B Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the "Liquidation Preference") equal to $0.001 per Share held by such Holder, or such other amount as any Securities Purchase Agreement under which the Shares are issued may provide. If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders. The Liquidation Preference shall be unaffected for any stock splits, stock combinations, stock dividends or similar recapitalizations.

The Series C Preferred Stock is convertible and has no voting rights and has an expiration date for redemption to February 1, 2022. The Company shall pay the amount due on the Maturity Date in kind with shares of Common Stock. The number of shares of Common Stock to be issuable to a Holder on the Maturity Date (the "Maturity Shares") shall be equal to the quotient of (x) the aggregate Liquidation Preference for such Holder's Shares on the Maturity Date divided by (y) the Conversion Price in effect as of the Maturity Date. On or before the third (3rd) Business Day following the Maturity Date (the "Maturity Share Delivery Date"), the Company must deliver to each Holder the Maturity Shares issuable to such Holder. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, each Holder shall be entitled to receive prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any Junior Stock, an amount (the "Liquidation Preference") equal to (A) $0.001 per Share held by such Holder. If, upon such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to the stockholders of the Company are insufficient to provide for the payment of the full aforesaid preferential amount, such assets as are so available shall be distributed among the Holders in proportion to the relative aggregate Liquidation Preferences of the Shares held by such Holders. The Liquidation Preference shall be appropriately adjusted for any stock splits, stock combinations, stock dividends or similar recapitalizations.

The conversion rates for Series A and C Preferred Stock are 1:100 to common stock. The conversion rate for Series B convertible stock is 1:200. Series B was convertible contingent on certain liquidation events such as mergers and sales, which occurred.  No Series of Preferred Stock is effected by reverse splits or recapitalizations.

The Company's Series D and Series E Preferred shares terms and conditions are not yet determined and neither certificates of designation have been filed with the State of Nevada.

The Company and ICPI have engaged in a total of six investment agreements between the time of January 2011 and April 2016, with the last amendment to Investment Agreement No. 6 in November 2016. All of the investment agreements between ICPI and the Company provide for Series A Preferred Stock to be issued by the Company upon a cash investment provided to the Company by ICPI.  ICPI makes up the majority of the Series A Preferred Stock outstanding at December 31, 2015 and 2016.  In April 2016, pursuant to a Settlement Agreement with ICPI, all remaining Series A Warrants have been retired in exchange for the issuance of Series C Preferred Stock.  A total of 2,200,000 Series C Preferred Shares were issued to ICPI in exchange for the retirement of all remaining Series A Warrants and the waiver of unpaid dividends on Series A Preferred stock held by ICPI for the years 2014, 2015 and 2016.

Total stock-based compensation recognized during 2016 totaled $79,900 consisting of 60,000 common stock and 77,500 Series C Preferred stock issued for services.  Total stock-based compensation recognized during 2015 totaled $1,221,981, consisting of 522,208 common shares and 50,000 Series A preferred shares, 575,000 Series B preferred shares and 803,000 Series C preferred shares, issued for services.

Series A

In 2015, the Company sold an aggregate of 2,542,132 Series A Preferred Stock for cash proceeds of $580,000.

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

Total Series A Preferred shares outstanding as of December 31, 2015 were 860,669.

In 2016, the Company issued an aggregate of 61,306 Series A Preferred Stock for settlement, valued at a total of $30,652.

During 2016, 691,629 shares of Series A Preferred stock were converted into 34,658,826 common shares.

Total Series A Preferred shares outstanding as of December 31, 2016 were 230,401.

Series B

In 2015, the Company issued an aggregate of 450,000 Series B Preferred Stock in connection with the MA and Associates, LLC, which was recorded as stock compensation and issued 125,000 Series B Preferred Stock as compensation.

Total Series B Preferred shares outstanding as of December 31, 2015 and 2016 were 1,762,500.

Series C

In 2015, the Company issued an aggregate of 1,803,000 Series C Preferred Stock for services.

In 2015, the Company sold an aggregate of 448,000 Series C Preferred Stock for cash proceeds of $448,000.

During 2015, 200,000 Series C Preferred Stock were converted into 200,000 common shares.

Total Series C Preferred shares outstanding as of December 31, 2015 were 2,051,000.

In 2016, the Company issued an aggregate of 2,277,500 Series C Preferred Stock for services consisting of 2,200,000 shares to ICPI per the previously disclosed settlement agreement and the remaining 77,500 shares to marketing consultants.

In 2016, the Company sold an aggregate of 128,572 Series C Preferred Stock for cash proceeds of $90,000.

During 2016, 1,835,697 Series C Preferred Stock were converted into 183,569,700 common shares.

Total Series C Preferred shares outstanding as of December 31, 2016 were 2,621,375.

Series D&E

In 2015, there have been no issuances or sales of Series D Preferred Stock or Series E Preferred Stock.

Common Stock

Issuances

In 2015, the Company issued a total of 54,601 common shares for aggregate cash proceeds of $48,380, in accordance with an agreement with Premier Venture Capital.

In 2015, the Company issued a total of 522,208 common shares to consultants and experts who have agreed to be included in the "Our Experts" section of our Company website (www.pazoo.com) as well as certain consultants.  Each expert has executed an expert services contract giving them a certain number of shares issued upon the signing of the agreement and further shares on each anniversary of the contract date. Consultants were used by the Company to increase its marketing, advertising, and awareness. Consultants were issued shares based on individual service contracts.

In 2015, the Company issued 9,042,939 common shares with debt or for the conversion of debt valued at $1,396,995.

In 2016, the Company issued a total of 60,000 common shares for services.

In 2016, the Company issued an aggregate of 2,051,253,840 common shares for the conversion of debt and accrued interest totaling $1,042,688.

Preferred Stock Warrants

In 2015, the Company issued 2,325,000 Series A Preferred Stock warrants with an exercise price of $0.50.

In 2015, ICPI exercised 347,143 Series A Preferred Stock warrants for cash proceeds of $25,000.

In 2016, pursuant to a Settlement Agreement with ICPI, all remaining Series A Warrants have been retired in exchange for the issuance of Series C Preferred Stock.  A total of 1,700,000 Series C Preferred Shares were issued to ICPI in exchange for the retirement of all remaining Series A Warrants and the waiver of unpaid dividends on Series A Preferred stock held by ICPI for the years 2014, 2015 and 2016.  Additionally, 500,000 Series C preferred shares were issued to ICPI for settlement of liability to issue shares for services.

The following table presents the Series A preferred stock warrant activity during 2016 and 2015:

		Weighted
		Average
	Warrants	Exercise Price

Outstanding – December 31, 2014	1,030,226	$2.23
Granted	2,325,000	0.50
Forfeited/canceled	(50,000)	0.05
Exercised	(347,143)	0.01
Outstanding – December 31, 2015	2,958,083	$1.17
Granted	-	-
Forfeited/canceled	(2,958,083)	1.17
Exercised	-	-
Outstanding – December 31, 2016	-	$-
Exercisable – December 31, 2016	-	$-

The weighted average remaining life of the outstanding Series A preferred stock warrants as of December 31, 2016 and December 31, 2015 was 0.00 and 4.22 years, respectively.

Common Stock Warrants

The following table presents the common stock warrant activity during 2016 and 2015:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2014	3,930,470	$0.05
Granted	-	-
Forfeited/canceled	(2,600,000)	0.05
Exercised	(1,330,740)	0.05
Outstanding - December 31, 2015	-	$-
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding – December 31, 2016	-	$-
Exercisable – December 31, 2016	-	$-

As of December 31, 2015 and December 31, 2016, no warrants for common stock were outstanding.

On June 22, 2015 Typenex Co-Investments, LLC submitted a cashless warrant Notice of Exercise seeking 529,682 shares pursuant to a Warrant dated on or about May 14, 2014.  The Company disputed the Notice of Exercise due to what the company believes was bad faith upon the holder acting in such a fashion to deflate the Company's stock price in order to obtain more share under the Warrant. On or about July 29, 2015 the Company permitted Typenex to submit a new Notice of Exercise for 45,000 shares.  It is the Company's position that Typenex is not entitled to any additional shares under the Warrant.  The Company and Typenex have reached an agreement in principal to resolve this dispute.  Under the terms of the proposed settlement, Typenex will be issued common stock of the Company in the total aggregate value of $50,000.  Typenex is prohibiting from holding more than 4.99% of the outstanding common stock of the Company and will be subject to leak out provisions restricting the amount of stock of the Company that sold. The stock was issued in 2016 and is included in the common shares issued for conversion of debt..

Note 12—INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2015 and 2016, the company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $11,255,000 at December 31, 2016, and will expire in the years 2032 – 2034.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. A change in ownership may be deemed to have occurred, which may limit the net operating loss carry forward value pursuant to Section 382 of the Tax Code.

At December 31, 2016, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$4,389,477
Less: valuation allowance	(4,389,477)
Net deferred tax asset	$-

At December 31, 2015, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$3,171,007
Less: valuation allowance	(3,171,007)
Net deferred tax asset	$-

A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2016	2015

U.S. Federal statutory tax rate	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	6.5%	6.5%
Change in valuation allowance	(41.5%)	(41.5%)
Annual tax rate	0.0%	0.0%

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

The Company's subsidiary MA and Associates, LLC rents space in Nevada with a 60 month term ending in May of 2019, with monthly rent expense of $1,632.

As of December 31, 2016 the Company was still obligated to pay the remaining portion under the original 2014 40% investment agreement with MA and Associates, LLC, consisting of $678,000 of cash and 50,000 shares of Series C Preferred Stock (valued at $35,000 as of December 31, 2016), totaling $713,581 and included in contingent consideration liability on the accompanying consolidated balance sheet and will be issued in the future after the testing laboratory is operational.

Note 14—SUBSEQUENT EVENTS

On January 4, 2017 the Company's 100% wholly owned subsidiary MA & Associates received its final approval and Marijuana Testing License from the City of Las Vegas, NV and can now commence operations.

The company issued an aggregate of 343,182,474 common shares to debt holders valued at a total of $27,758 for conversions pursuant to convertible notes.

In 2017, the Company entered into loan advances with a private investor for $354,000.  The advances are in conjunction with the investment for Preferred D shares disclosed in the Form 14C filed in January of 2017.

In 2017, the Company entered into convertible note agreements for an aggregate total of $303,178. The interest rates range from 10% to 12% and the conversion terms range between a 35% to 50% discount to the prior range of 15 to 30 days.  The Company has paid back a total of $160,720 on the aforementioned convertible note agreements.

In 2017, the Company issued 387,500 Series B preferred stock in exchange for services.

In 2017, the Company issued a total of 75 Series A Preferred stock in dividends for Series A Preferred shareholders.

In 2017, the Company entered into a loan agreement with Kabbage, Inc for $10,500.  The note will be paid off in 12 months and carries a monthly fee of $262.50.

In 2017, the Company filed a Form 14-C in order to effectuate a 1-for-250 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every two hundred and fifty (250 shares of outstanding common stock decreases to one (1) share of common stock. The current Reverse Stock Split is still pending and has not yet gone effective, pending FINRA approval.

In January 2017, the Company filed a Form 14-C Information Statement advising all shareholders of the Company that the Board of Directors, as ratified by the majority of the votes of equity holders, approved of a reverse stock split (at a ratio of 250:1) and setting forth the proposed terms and characteristics of the Series D Preferred Stock.  The Series D Preferred Stock will carry a 5% annual dividend, will have no voting rights prior to conversion, and will convert into common stock at a ratio which will be determined by the amount of debt to be retired, and new money to be invested, and the then outstanding common stock of the Company on a fully diluted basis (See, the filed Form 14C for more details).

The purpose of reconstituting the characteristics of the Series D Preferred Stock is to have the ability to consummate the contemplated sale of the Company's Series D Preferred Stock as set forth in the Form 14C. If, and when, the agreement has been finalized for the sale of the Series D Preferred Stock, the characteristics of the Series D Preferred Stock will be set forth in a Certificate of Designations to be filed with the Secretary of State of the State of Nevada.  If the characteristics are substantively different than as previously approved by the Board of Directors, and ratified by the majority of the votes of equity holders, new approval will be sought.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2016, management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective based on such criteria.  Contributing to our deficiency is the Company's small size and the Company's lack of an Audit Committee.  As defined by the Public Company Accounting Oversight Board's Auditing Standard No. 5, a material weakness is a significant control deficiency, or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.  As of the date of this Report, the material weaknesses discovered were as follows:

(i) The Company's Chief Financial Officer resigned from the Company on May 21, 2014.  As of this date the Company has not hired a replacement Chief Financial Officer and the Chief Operations Officer is splitting his responsibilities and is the Acting Chief Financial Officer.  We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements.

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

The name, age, and position of our present officers and directors is set forth below:

Name	Age	Title
Steven Basloe	65	President, Chairman of the Board of Directors
David Cunic	37	Co-Chief Executive Officer, Director
Ben Hoehn	35	Chief Operating Officer, Chief Financial Officer, Director
Antonio Del Hierro	34	Director
David Lieberthal	44	Director

Steven Basloe – President, and Executive Vice President of Marketing/Sales, Chairman of the Board
Steven Basloe holds a Bachelor of Science degree and a Master in Business Administration in Marketing, as well as a Juris Doctorate, all from Syracuse University.  Mr. Basloe brings over three decades of sales and marketing experience to Pazoo and will play a key role in developing strategic plans for advertising, sales, marketing, and distribution.  Since 1996, Mr. Basloe has served as owner of SMB Marketing Group, Inc. where he successfully provided consulting services in creative and strategic planning to major corporations such as Bertelsmann, Warner's, Samsung, S. Rothschild, and Alfred Haber Distribution.  He was chosen to serve as the Chairman of the Board of Directors based on his previous success in operating SMB Marketing Group, a full service marketing firm providing strategic marketing, sales consulting services, planning and creative production for marketing, advertising and promotions. He maintained 100% responsibility for budgeting, planning and execution for his client's campaigns based strategy and planning.

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

Ben Hoehn – Chief Operating Officer, acting Chief Financial Officer
Ben Hoehn has both a Bachelor and a Master of Science in Criminal Justice from the University of Cincinnati.  He was formerly the Chief Operating Officer for all 3 of DMC Athletics and Rehabilitation's physical therapy and personal training facilities, in New Jersey as well as DMC's Nutritional Line.  He had held this post since April 2010, managing its current staff, handling all day to day business operations and implementing new policies and procedures to ensure patient satisfaction.  Prior to his work at DMC, from 2007 to 2010 he was employed in Cincinnati by Community Police Partnering Center, a non-profit organization that worked with the Cincinnati Police Department in crime and problem solving techniques.  His duties included developing, extracting, and analyzing criminal data as well as providing technical and analytical assistance to all stages of the criminal problem solving process.

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

David Lieberthal - Director
David Lieberthal is an attorney licensed to practice in the State of California and the principle of the Lieberthal Law Firm.  David is a graduate of the University of California at Irvine, where he earned a bachelor's degree in economics.  Prior to enrollment in law school, David worked for the U.S. House of Representatives, on public policy issues concerning the monitoring of human rights violations during the Bosnia-Herzegovina War.  David graduated from the University Of San Diego School Of Law and worked as a trial lawyer before forming his own law firm in 2005.  The Lieberthal Law Firm continues to offer expert counsel in the areas of business law, business transactions, corporate governance, and entrepreneurship.  In 2013, David was hired as C.O.O. for MA & Associates, a startup company formed for the purpose of providing medical marijuana laboratory safety testing within the State of Nevada.  David then co-founded Harris Lee, along with Antonio Del Hierro, and Pazoo, Inc., for the purpose of providing medical marijuana laboratory safety testing on a nationwide scale.

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

Copies of our Code of Ethics and Business Conduct and Code of Ethics for Principal and Senior Financial Officers were filed as Exhibit 99.2 of the Company's Form S-1 filed with the Securities and Exchange Commission on November 18, 2011.

Board of Directors

Our directors hold office until the completion of their terms of office, which is not longer than one year, or until they have been reelected or their successor(s) have been elected. On November 16, 2016 each of our directors was reelected for a one year term. Therefore, our director's terms of office expire on November 16, 2017. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there is currently one), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers. In hope of attracting exemplary professionals, the company reserves the right to compensate outside directors when such outside directors are elected.

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

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See "Executive Compensation" hereinafter.

Item 11.  Executive Compensation

We will reimburse all directors for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. At the current time we do not have officers and directors liability insurance. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Summary Executive Compensation Table

The following table shows, for the fiscal year ended December 31, 2016 and the fiscal year ended December 31, 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.

Executive Compensation.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Steven Basloe,	2016	-	-	-	-	-	-	-	-
President and Director	2015	-	-	-	-	-	-	-	-

David Cunic,	2016	-	-	-	-	-	-	18,626(1)	18,626
CEO and Director	2015	-	-	-	-	-	-	15,310	15,310

Ben Hoehn,	2016	24,680	-	-	-	-	-	3.892(2)	28,572
COO/Acting CFO	2015	55,022	-	-	-	-	-	-	55,022

Antonio Del Hierro	2016	-	-	-	-	-	-	-	-
Director	2015	34,029	-	-	-	-	-	-	34,029

David Lieberthal	2016	-	-	-	-	-	-	-	-
Director	2015	37,019	-	-	-	-	-	-	37,019

(1)	David Cunic earned $18,626 as a 1099 consultant.
(2)	Ben Hoehn earned $24,680 as a Pazoo employee and $3,892 as a 1099 consultant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 20, 2017, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned directly and the percentage shown is based on 2,627,589,893 shares of common stock.

Officers and Directors	Series B	Series B Vote	Common Stock	Combined Vote (Series B + Common)	% of Voting Power
David Cunic	500,000	500,000,000	150,000	500,150,000	10.47%
Antonio Del Hierro	200,000	200,000,000	-	200,000,000	4.19%
Steve Basloe	550,000	550,000,000	150,000	550,150,000	11.52%
David Lieberthal	200,000	200,000,000	-	200,000,000	4.19%
Ben Hoehn	300,000	300,000,000	25,000	300,025,000	6.28%
	1,750,000	1,750,000,000	325,000	1,750,325,000	36.64%

Outstanding – April 19, 2017	2,150,000	2,150,000,000	2,627,589,893	4,777,589,893

(1)	Mr. Basloe's beneficial ownership includes 10,000 shares of stock issued in the names of his four children at his request and direction.
(2)	Directors David Lieberthal and Antonio Del Hierro were not issued common shares.

As of April 20, 2017, shares of the Company's common stock issued and outstanding were 2,627,589,893.

Preferred stock voting rights are as follows: Series A contain no voting rights, Series B has voting rights of 1000:1, and Series C has no voting rights.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions during the 2015 and 2016 fiscal years between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or which the Company has chosen to voluntarily disclose.

In July 2013, the Company entered into a consulting agreement with an affiliate of Mr. Basloe, President and Chairman of the Company. The agreement provides for consulting on marketing-related services for the Company. During 2016 and 2015, he received $20, 500 and $46,617 for services provided.

In July 2015, Harris Lee Holdings, LLC entered into a series of agreements related to the operations of the Colorado testing facility being managed by Harris Lee Colorado, LLC.  The Managing Member of Harris Lee Colorado, LLC is an immediate family member of Steve Basloe, President and Director of the Company.

The Company managed Harris Lee Colorado, LLC, an existing lab in Denver, Colorado, after receiving approval from the Colorado Marijuana Enforcement Division in February of 2016. Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a management fee for each test conducted. The Colorado MED has recently approved the transfer of management of an existing laboratory, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has begun to derive management fees from Harris Lee Colorado, LLC.  The revenue derived from these tests for the twelve months ended December 31, 2016 was $30,515.  As of December 31, 2016 the lab is closed due to the transfer of the operating license never changing hands.  The Company does not have plans to re-open the facility in the near future.

Under current NASDAQ rules, a director is not considered independent if he or she is also an executive officer or employee of the corporation.  All or our directors are also officers of the Company or its wholly owned subsidiary Harris Lee Holdings, LLC.  As a result we do not have any independent directors.

In August 2016, Pazoo, Inc. entered into a loan agreement with David Cunic, Company CEO, and totaling $5,000.  The note has an interest rate of 0.70% and the maturity date is August 2018. As of December 2016, $3,300 remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Steve Basloe, Company President, and totaling $2,500.  The note has an interest rate of 0.70% and the maturity date is September.

As a result of the limited operating history of the Company, and its limited financial resources, our management believes that we will have difficulty in attracting independent directors.

Item 14.  Principal Accountant Fees and Services

Our Board of Directors is responsible for the selection, appointment, retention and dismissal of our independent auditors and pre-approves all services to be provided by our independent auditors.  All of the above services and fees were reviewed and approved by our Board of Directors either before or after the respective services were rendered.  Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services is compatible with maintaining our independent auditors' independence.

The following table summarizes the fees billed to the Company for professional services tendered by Friedman, LLP, for the years ended December, 31, 2016 and 2015:

	2016	2015

Audit fees	$60,900	$70,600
Audit related fees	-	-
Tax fees	-	-
All other fees	3,000	4,500
Total	$63,900	$75,100

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of David Cunic, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of David Cunic, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 21, 2017	PAZOO, INC.

	By:	/s/ David M. Cunic
David M. Cunic, Individually and as
Chief Executive Officer and Director
(Principal Executive Officer)

April 21, 2017	PAZOO, INC.

	By:	/s/ Benjamin Hoehn
Benjamin Hoehn, Individually and as
Chief Operating Officer, Acting Chief Financial Officer and Director
(Principal Financial and Accounting Officer)