Form 10-K/A
period 2016-12-31
Pazoo, Inc.
filed 2017-04-27
CIK 1533427

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Annual Report dated December 31, 2016, only furnishes the XBRL presentation not filed with the original 10K filed on April 21, 2017. No other changes, revisions, or updates were made to the original amended filing.

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

April 26 , 2017	PAZOO, INC.

	By:	/s/ David M. Cunic
David M. Cunic, Individually and as
Chief Executive Officer and Director
(Principal Executive Officer)

April 26 , 2017	PAZOO, INC.

	By:	/s/ Benjamin Hoehn
Benjamin Hoehn, Individually and as
Chief Operating Officer, Acting Chief Financial Officer and Director
(Principal Financial and Accounting Officer)