Form 10-Q
period 2017-03-31
Pazoo, Inc.
filed 2017-06-16
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-178037

 PAZOO, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3984713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

34 DeForest Ave, Unit 9 East Hanover NJ	07936
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

22,080,849 shares of common stock, par value $0.001 per share, outstanding as of June 16, 2017.

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements (Unaudited)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the three month period ended March 31, 2017 may not be indicative of results expected for the full year.  The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Notes to the Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations shown in Item 2 of Part I of this report, as well as the audited financial statements and related notes to the financial statements in the Company's Annual Report on Form 10-K filed on April 21, 2017 with the Securities and Exchange Commission (SEC) for the year ended December 31, 2016.  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the instructions to Article 8 Regulation S-X.

PAZOO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$36,843	$88,909
Prepaid expenses	5,536	5,536

Total current assets	42,379	94,445

Fixed assets, net	566,828	613,332

Total assets	$609,207	$707,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Lines of credit	$19,172	$21,039
Accounts payable and accrued liabilities	735,411	608,332
Loans payable	959,254	615,801
Interest payable	1,814,221	1,452,102
Convertible debt, net of unamortized discounts of $293,166 and $195,827	1,264,898	983,621
Contingent consideration liabilities	713,581	713,581
Derivative liabilities	3,639,778	2,925,627
Capital lease liabilities	373,930	373,930

Total current liabilities	9,520,245	7,694,033

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $0, and $110,672	1,292,500	1,401,828
Capital lease liabilities	85,420	136,672
Total long-term liabilities	1,377,920	1,538,500

Total liabilities	10,898,165	9,232,533

Commitments and contingencies

Stockholders' deficit:
Convertible Preferred Stock, 50,000,000 shares authorized, $0.001 par value
Series A; 10,000,000 shares authorized, 230,476 and 230,401 shares issued and outstanding, respectively.	230	230
Series B; 5,000,000 shares authorized, 2,150,000 and 1,762,500 shares issued and outstanding, respectively.	2,150	1,762
Series C; 10,000,000 shares authorized, 2,621,375 and 2,621,375 shares issued and outstanding, respectively.	2,621	2,621
Series D; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Series E; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 2,950,000,000 shares authorized, 10,510,361 and 9,137,630 shares issued and outstanding, respectively.	10,510	9,138
Additional paid-in capital	12,323,622	12,155,641
Accumulated deficit	(22,628,091)	(20,694,148)

Total stockholders' deficit	(10,288,958)	(8,524,756)

Total liabilities and stockholders' deficit	$609,207	$707,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenues:
Management fees - related party	$-	$-
Advertising Sales	51	7,326
Total revenues	51	7,326

Operating expenses:
Selling, general and administrative expenses	537,095	701,686
Professional fees	180,004	144,443
Website setup	1,342	4,967
Total operating expenses	718,441	851,096

Loss from operations	(718,390)	(843,770)

Other income/(expenses):
Gain/(loss) on derivative liabilities	(904,409)	(2,406,761)
Gain/(loss) on debt extinguishment	286,266	(66,994)
Gain on change in fair value of contingent consideration	-	5,000
Interest expense	(597,335)	(1,029,517)
Total other income/(expenses)	(1,215,478)	(3,498,272)

Net loss	$(1,933,868)	$(4,342,042)

Series A preferred stock dividends	(19)	(195)

Net loss attributable to common stockholders	$(1,933,887)	$(4,342,237)

Net loss per common share – basic and diluted	$(0.20)	$(52.03)

Weighted average common shares outstanding - basic and diluted	9,725,325	83,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,933,868)	$(4,342,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	227,700	762,237
Depreciation	46,504	46,504
Amortization	-	25,365
Capitalized interest expense	-	192,936
Change in fair value of contingent consideration	-	(5,000)
Stock-based compensation	56,110	49,900
(Gain)/loss on derivative liabilities	904,409	2,406,761
(Gain)/loss on debt extinguishment	(286,266)	66,994
Changes in operating assets and liabilities:
Accounts receivable	-	(3,842)
Prepaid expenses and other current assets	-	(1)
Accounts payable, accrued liabilities and interest payable	499,546	386,924
Net cash used in operating activities	(485,865)	(413,264)

Cash flows from financing activities:
Proceeds from convertible note	270,617	372,750
Repayments on capital leases	(51,252)	(31,069)
Repayments on convertible notes and loans	(144,899)	(9,516)
Repayment on loans payable- related party	(3,300)	-
Proceeds from loans payable	364,500	39,100
Proceeds from sale of Series C preferred stock	-	50,001
Lines of credit	(1,867)	5,804
Net cash provided by financing activities	433,799	427,070

Net (decrease) in cash and cash equivalents	(52,066)	13,806

Cash and cash equivalents beginning of period	88,909	16,819

Cash and cash equivalents end of period	$36,843	$30,625

Noncash Investing and Financing Activities
Common stock issued for the conversion of Series A preferred stock	$-	$369
Debt discount due to derivative liabilities	223,604	406,336
Preferred shares issued for conversion of debt and interest	-	30,652
Common shares issued for conversion of debt and interest	113,557	265,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pazoo, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company entered the pharmaceutical testing laboratory market with their acquisitions of MA & Associates, LLC which will operate pharmaceutical testing laboratories in Nevada, and Harris Lee Holdings, LLC which will operate pharmaceutical testing laboratories within other states, or license testing protocols as independently owned laboratories.  These pharmaceutical testing laboratories focus on providing quality control services to the medical cannabis industry.  The mission is to protect the public health by providing infrastructure and analytical services to legally-authorized cannabis producers and distributors as well as to regulators.  States that have legalized cannabis are developing cannabis health and safety criteria that we will fulfill through their testing laboratories.  Harris Lee Holdings, LLC, due to Colorado residency requirements, entered into an advisory agreement with Harris Lee Colorado, LLC, a related party. Harris Lee Holdings, LLC had sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for management fees for each test conducted.  The Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived management fees from Harris Lee Colorado, LLC in the year ending December 31, 2016 and March 31, 2017.  However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end 2016.  The Company does not expect to re-commence operations in the near future. Lastly, the Company's wholly owned subsidiary, CK Distribution LLC, provides the marketing and sales agent for the distribution of non-controlled hemp products throughout the USA. Non-controlled hemp products are the items utilized by the industry that support grow facilities, infusion companies and dispensaries. On January 4, 2017 the Company's 100% wholly owned subsidiary MA & Associates received its final approval and Marijuana Testing License from the City of Las Vegas, NV and can now commence operations.

Further, the business consists of pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Pazoo, Inc. ("Pazoo" or the "Company") and its wholly-owned subsidiaries MA & Associates, LLC, Harris Lee Holdings, LLC and CK Distributions, LLC. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All significant inter-company transactions and accounts have been eliminated in consolidation.

In April 2017, the Company effected a 1-for-250 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every two hundred fifty (250) shares of outstanding common stock decreased to one (1) share of common stock. Similarly, the number of shares of common stock, par value $0.001 ("Common Stock") into which each outstanding Preferred stock is to be exercisable decreased on a 1-for-250 basis and the exercise price of each outstanding preferred stock to purchase common stock increased proportionately resulting in no effect from the reverse stock split. The impact of this reverse stock split has been retroactively applied to the consolidated financial statements and the related notes.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed on April 21, 2017.

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

Potentially Dilutive Securities
	March 31, 2017	March 31, 2016

Convertible notes	149,849,934	3,392,479
Preferred series A shares & warrants	23,047,600	1,404,613
Preferred series B	430,000,000	1,410,000
Preferred series C	262,137,500	867,852
	865,035,034	7,074,944

Fair Value of Financial Instruments

The Company's financial instruments consist principally of cash, derivatives, convertible debt, and accounts payable. The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective maturity dates or durations. The fair value of our long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2017 and December 31, 2016.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability – March 31, 2017	$-	$-	$3,639,778	$3,639,778
Derivative liability – December 31, 2016	$-	$-	$2,925,627	$2,925,627

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

In September 2015, the FASB issued Accounting Standards Update (ASU) 2015-16—Business Combinations, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The amendment eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company adopted this guidance for the year ended December 31, 2017. The adoption of this standard is not expected to have a material effect on the consolidated financial position and results of operations and statements of cash flows

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company does not expect the adoption of this standard to have a material effect to the financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed to have a material impact on our present or future consolidated financial statements.

Note 2—GOING CONCERN

During the three months ended March 2016 and 2017, the Company incurred net losses of $4,342,042 and $1,933,868, respectively. In addition, as of March 31, 2017, the Company had a working capital deficit of $9,477,866. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon our ability to generate sufficient cash flow and raise additional capital to meet our obligations on a timely basis and ultimately attain profitability.  If the Company is unable to generate sufficient cash flow or raise additional capital, it could be forced to cease operations.  The Company's continuation as a going concern is dependent upon our ability to generate sufficient cash flow and raise additional capital to meet our obligations on a timely basis and ultimately attain profitability. The Company does not have sufficient capital for the next 12 months from the issuance of these financial statements.

The Company's liquidity is highly dependent on its ability to obtain additional capital in the near future. The Company's failure to raise new capital would impair its ability to both continue its current operations and could result in its failure to continue to operate as a going concern. Substantial doubt about its ability to continue as a going concern may also create negative reactions to the price of the Company's common stock, and the Company may not be able to obtain additional financing in the future. The Company is currently exploring potential transactions, specifically through the filing of its Form 14C in January 2017 which will set up the characteristics of the Series D Preferred stock in anticipation of a large financial investment. If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, the Company will be required to downsize or wind down its operations through liquidation, bankruptcy, or a sale of its assets. In addition, to the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of the Company's common stock. The issuance of these securities could also result in significant dilution to some or all of the Company's stockholders, depending on the terms of the transaction. There are no assurances that the Company will be able to consummate additional capital raises.

Note 3—FIXED ASSETS

Fixed assets consists of the following:

Fixed Assets
	Estimated Useful Life (in years)	March 31, 2017	December 31, 2016

Cost:
Equipment	3-5	$643,195	$643,195
Furniture and fixture	7	6,687	6,687
Leasehold improvements	3-5	238,620	238,620
Website	3	1,385	1,385
		$889,887	$889,887

Accumulated depreciation and amortization		(323,059)	(276,555)

Fixed Assets, Net		$566,828	$613,332

Costs of assets acquired under capital leases were approximately $615,000 as of March 31, 2017 and December 31, 2016, respectively.  The capital lease represents a total of three leases for testing equipment. The leases hold an interest rate of 0% and monthly payments are approximately $17,000 per month. The depreciation for the three months ended March 31, 2017 and March 31, 2016 was $46,504 and $46,504, respectively. As of March 31, 2017 and December 31, 2016, accumulated depreciation related to assets under capital lease was approximately $190,151 and $159,401, respectively. All leased equipment is collateral under the respective lease agreements. As of March 31, 2017, the Company was currently in default of these lease agreements, as scheduled payments were not made. Commencing in 2017, the Company began making payments toward the capital leases again.

Note 4—LINES OF CREDIT

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

The combined lines of credit at December 31, 2016 totaled $21,039 compared to $19,172 at March 31, 2017.

Note 5—DERIVATIVE LIABILITIES

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

The following table summarizes the changes in the derivative liabilities during three months ended March 31, 2017:

Balance as of December 31, 2016	$2,925,627

Grant date fair value	1,217,319
Extinguished	(413,862)
Change in fair value	(89,306)

Balance as of March 31, 2017	$3,639,778

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and warrant derivative liabilities based upon the following assumptions during the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016

Dividend yield	0%	0%
Expected volatility	80%	80%
Risk-free interest rate	0.74% to 0.91%	0.16% to 0.39%
Expected life (years)	0.03 to 0.62	0.04 to 0.86

During three months ended March 31, 2017 and 2016, the aggregate gain/(loss) on derivative liability was ($904,409) and ($2,406,761), respectively, consisting of initial derivative expense and the change in fair value of the derivative liabilities.

Note 6—CONVERTIBLE NOTES

The following table summarizes the changes in the convertible notes in the year ended December 31, 2016 and the three months ending March 31, 2017:

	Short Term	Long Term	Total
Balance as of January 1, 2016 - Gross	$1,343,035	$992,500	$2,335,535
Cash additions	373,460	300,000	673,460
Interest added to notes payable	111,778	116,600	228,378
Cash payments	(118,223)	-	(118,223)
Conversions	(474,777)	-	(474,777)
Reassignments	(103,400)	103,400	-
Original issue discount	47,575	-	47,575
Total	$1,179,448	$1,512,500	$2,691,948
Less: unamortized discount	(195,827)	(110,672)	(306,499)
Balance as of December 31, 2016 - Net	$983,621	$1,401,828	$2,385,449
Add back: unamortized discount	195,827	110,672	306,499
Balance as of December 31, 2016 - Gross	$1,179,448	$1,512,500	$2,691,948
Cash additions	270,617	-	270,617
Cash payments	(119,636)	-	(119,636)
Conversions	(24,927)	-	(24,927)
Reclassification to short-term	220,000	(220,000)	-
Original issue discount	32,562	-	32,562
Total gross balance	$1,558,064	$1,292,500	$2,850,564
Less: unamortized discount	(293,166)	-	(293,166)
Balance as of March 31, 2017 - Net	$1,264,898	$1,292,500	$2,557,398

	Year Ended March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Convertible notes	$1,558,064	$-	$-	$300,000	$792,500	$200,000	$2,850,564
Short-term non-convertible notes	959,254	-	-	-	-	-	959,254
	$2,517,318	$-	$-	$300,000	$792,500	$200,000	$3,809,818

In January 2017, the company entered into a convertible note agreement for an aggregate total of $206,379. The interest rate is 12% and the conversion terms are 50% of the average of the lowest 3 trading prices during the 20 trading days prior to conversion. The maturity date is December 2017. The proceeds from the note were used to pay off previous notes from the lender. In addition, the Company paid back $44,575 as of March 31, 2017.

In February 2017, the Company entered into a convertible note agreement for a total of $63,800. The interest rate is 10% and the conversion terms are the lower of (a) $0.009 or (b) 45% of the lowest trading price during the 30 trading days prior to conversion. The maturity date is February 2018.

In March 2017, the Company entered into a convertible note agreement for a total of $33,000. The interest rate is 12% and the conversion terms are 65% of the average of the two lowest closing prices during the 15 trading days prior to conversion. The maturity date is December 2017.

The Company evaluated all convertible notes describe above under ASC 815 and determined that certain conversion features qualify as derivative liabilities (see Note 5).

During the three months ended March 31, 2017 the Company incurred approximately $286,000 of a gain in debt extinguishment primarily as a result of various notes converting to equity, with the corresponding derivative liability value at the date of conversion being written off to debt extinguishment as a gain, offset by the unamortized discount on the convertible debt at the time of conversion.

In addition to the funds received, noteholders converted $24,927 during the three months ended March 31, 2017 into common stock exclusive of accrued interest. At March 31, 2017, a total of 8 notes with a principle balance of $798,396 were past due. The Company has adequately accrued all default interest and associated penalties related to these instruments. Additionally, cross default clauses exist within certain other instruments containing terms which would make the notes immediately due and payable, however no cross default clauses have been triggered as of yet.

Note 7—LOANS PAYABLE

	Short Term	Long Term	Total
Balance as of January 1, 2016	$203,000	$-	$203,000
Cash additions	447,100	-	447,100
Interest added to notes payable	22,717	-	22,717
Cash payments	(57,016)	-	(57,016)
Balance as of December 31, 2016	$615,801	$-	$615,801
Cash additions	364,500	-	364,500
Interest added to notes payable	7,516	-	7,516
Cash payments	(28,563)	-	(28,563)
Balance as of March 31, 2017	$959,254	$-	$959,254

The Company received $364,500 of new cash additions in the three months ended March 31, 2017.  Cash payments consisted of $28,563. Interest added to the note payables in the three months ended March 31, 2017 totaled $7,516. The interest rates on the loans ranged from 8% to 12%.  These additions coincide as an advance on the 14C filing for the Preferred Series D Shares.

Note 8—STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock Split

In 2017, the Company filed a Form 14-C in order to effectuate a 1-for-250 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every two hundred and fifty (250) shares of outstanding common stock decreases to one (1) share of common stock. The current Reverse Stock Split went effective on April 26, 2017. All shares and per share amounts have been retroactively restated for all periods presented.

Preferred Stock

In January 2017, the Company filed a Form 14-C Information Statement advising all shareholders of the Company that the Board of Directors, as ratified by the majority of the votes of equity holders in late April 2017, approved of a reverse stock split (at a ratio of 250:1) and setting forth the proposed terms and characteristics of the Series D Preferred Stock.  The Series D Preferred Stock will carry a 5% annual dividend, will have no voting rights prior to conversion, and will convert into common stock at a ratio which will be determined by the amount of debt to be retired, and new money to be invested, and the then outstanding common stock of the Company on a fully diluted basis (See, the filed Form 14C for more details)

The purpose of reconstituting the characteristics of the Series D Preferred Stock is to have the ability to consummate the contemplated sale of the Company's Series D Preferred Stock as set forth in the Form 14C. If, and when, the agreement has been finalized for the sale of the Series D Preferred Stock, the characteristics of the Series D Preferred Stock will be set forth in a Certificate of Designations to be filed with the Secretary of State of the State of Nevada.  If the characteristics are substantively different than as previously approved by the Board of Directors, and ratified by the majority of the votes of equity holders, new approval will be sought. The proposed terms of the agreement are to be 80% of the common stock on a fully diluted basis.

The conversion rates for all of the Preferred Series of Stock are not affected by the reverse stock split, effected in April 2017.

Series A

During 2017, 75 shares of Series A Preferred stock were issued for dividends.

Series B

In 2017, the Company issued an aggregate of 387,500 Series B Preferred Stock, valued at approximately $56,000, to Board Members as compensation in connection with MA and Associates, LLC receiving its license to operate.

Series C

In 2017, there have been no issuances or sales of Series C Preferred Stock.

Series D&E

In 2017, there have been no issuances or sales of Series D Preferred Stock or Series E Preferred Stock as the Certificate of Designation has not been filed as it depends on the 14C Filing offering the Preferred D Series Stock.

Common Stock

Issuances

During the three months ended, March 31, 2017, the Company issued an aggregate of 1,372,731 common shares in connection with conversion of debt and interest valued at $113,557.

Note 9—RELATED PARTY TRANSACTIONS

In July 2013, the Company entered into a consulting agreement with an affiliate of Mr. Basloe, a board member of the Company. The agreement provides for consulting on marketing-related services for the Company. Amounts incurred under this agreement for the three months ended March 31 2017 and 2016, totaled $9,200 and $6,500, respectively.

In 2016, the Company managed Harris Lee Colorado, LLC, an existing lab in Denver, Colorado, after receiving approval from the Colorado Marijuana Enforcement Division in February of 2016. Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a management fee for each test conducted. The Colorado MED has recently approved the transfer of management of an existing laboratory, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has begun to derive management fees from Harris Lee Colorado, LLC.  The revenue derived from these management fees for the three months ended March 31, 2017 and 2016 are $0 and $30,515. The laboratory closed during 2016 and the Company does not have plans to re-open in the near future.

In August 2016, Pazoo, Inc. entered into a loan agreement with David Cunic, Company CEO, and totaling $5,000.  The note has an interest rate of 0.70% and the maturity date is August 2018. As of March 2017, $0 remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Steve Basloe, Company President, and totaling $2,500.  The note has an interest rate of 0.70% and the maturity date is September 2018. As of March 2017, $2,500 remains outstanding.

Note 10—COMMITMENTS AND CONTINGENCIES

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

The Company's subsidiary MA and Associates, LLC rents space in Nevada with a 60 month term ending in May of 2019, with monthly rent expense of $2,242.

The Company rents office space in New Jersey with a term ending on May of 2018 and monthly payments of approximately $700.

As of March 31, 2017 the Company was still obligated to pay the remaining portion under the original 2014 40% investment agreement with MA and Associates, LLC, consisting of $678,000 of cash and 50,000 shares of Series C Preferred Stock (valued at $35,000 as of March 31, 2017), totaling $713,581 and included in contingent consideration liability on the accompanying consolidated balance sheet and will be issued in the future after the testing laboratory is operational.

On or about April 21, 2017, Eri Eveland filed a Complaint in District Court of Denver County Colorado against Harris Lee Colorado, LLC, Harris Lee Holdings, LLC and Pazoo Inc.  Ms. Eveland is a former employee of Harris Lee Colorado, LLC and is claiming less than $15,000 in unpaid salary/wages.  Inasmuch as Ms. Eveland was not an employee of Harris Lee Holdings, LLC nor Pazoo, Inc., her claims against the Company are derivative in nature and based on theories of corporate alter ego.  The Company disputes any liability.  As of the date of this report, neither Harris Lee Holdings, LLC nor Pazoo, Inc. have been served with the Complaint.  The Company feels it has many valid defenses to this action and, once served, will seek to have the Complaint summarily dismissed as to the Company.

Note 11—SUBSEQUENT EVENTS

The company issued an aggregate of 8,934,303 common shares for conversion of debt and for the settlement of other liabilities valued at a total of $49,850.

The company issued a total of 2,485 common shares to various fractional common shareholders for the rounding up of shares resulting from the reverse split effectuated on April 26, 2017.

Preferred Stock shareholders converted 15,337 Series A Preferred shares into 1,533,700 shares of common stock.

Preferred Stock shareholders converted 11,000 Series C Preferred shares into 1,100,000 shares of common stock.

The Company entered into loan advances with a private investor for $154,500.  The advances are in conjunction with the investment for Preferred D shares disclosed in the Form 14C filed in January of 2017.

The Company entered into convertible note agreements for an aggregate total of $78,000. The interest rates range from 8% to 12% and the conversion terms range from a 35% to 50% discount of the lowest fair value in the preceding 15 days.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-Q, including under "Risk Factors." You should read the following discussion and analysis together with our unaudited financial statements for the periods specified and the related notes included herein. Further reference should be made to our Registration Statement on Form 10-K filed with the Securities and Exchange Commission.

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as "us," "our," and "the Company."

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2016 and March 31, 2017.

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

Our principal executive offices are located at 34 DeForest Ave, Unit 9, East Hanover NJ 07936. Our telephone number is (855) PAZOO-US. Our internet address is www.pazoo.com.

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

The company will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented.  MA & Associates, LLC's primary customer base includes all of the licensed cannabis cultivators, in the State of Nevada, who are required by law to have their products tested before they can be transferred to the dispensaries.  MA & Associates received its operational license from the State of Nevada on January 4, 2017. MA & Associates reported its first revenue through a press release dated May 16, 2017 through PR Newswire. The Company expects to be fully operational and revenue generating in the upcoming months. Furthermore, we have acquired all of the Membership interest in Harris Lee Holdings, LLC. Harris Lee was set up to take the MA model and testing operations to additional states above and beyond Nevada either in direct testing laboratories or through licensing the testing protocol. As such, we are in a unique position to provide the mandated health and safety testing in this burgeoning industry.  Lastly, Harris Lee Holdings, LLC, due to Colorado residency requirements, entered into an advisory agreement with Harris Lee Colorado, LLC, Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a management fee for each test conducted.  The Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived management fees from Harris Lee Colorado, LLC in the year ending December 31, 2016.  All 2016 revenue was derived from these related-party management fees for the year ended December 31, 2016. However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end 2016. Currently, operations have not come back online and the Company is concentrating its focus on MA & Associates, LLC in Nevada.

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

Critical Accounting Policy and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations
Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Net Sales.  We had net sales of $51 and $7,326 in the three months ended March 31, 2017 and March 31, 2016, respectively. This was due to a decrease in online advertising and a shift of focus to the testing laboratory in Las Vegas Nevada.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses, professional fees and website set up.  Total operating expenses decreased to $718,441 for the three month period ended March 31, 2017 from $851,096 for the three month period ended March 31, 2016.  The components of operating expenses are detailed below.

Selling, General and Administrative expenses decreased to $537,095 from $701,686, in 2017 versus 2016 which was mainly comprised of administrative fees, and marketing & advertising.  The SG&A decrease was due primarily to a lack of marketing and advertising as compared to 2016 as the focus of the company has shifted to the testing laboratory in Nevada.

Professional fees increased to $180,004 from $144,443 in 2017 versus 2016. The increase in professional fees was attributed to an increase in investor relations and financial consultants.

Net Income (Loss).  Our net loss decreased to $1,933,868 for the three months ended March 31, 2017 compared to $4,342,042 for the same period in 2016. The decrease is primarily attributable to gain (loss) on debt extinguishment from the various debt conversions in each period. The decrease in interest expense was mostly due to amortization of debt discounts and derivative liability from initial loss on debt discount. Because less notes were acquired in the three months ended March 31, 2016 compared to the three months ended March 31, 2017, both interest expense and derivative liability decreased, as well as some of the other debt discounts fully amortized.

Liquidity and Capital Resources

As of March 31, 2017 and March 31, 2016, the Company had cash and cash equivalents of $36,843 and $30,625.

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

We had negative working capital of $9,477,866 as of March 31, 2017 compared to $7,599,588 at December 31, 2016.

We used $485,865 in operating activities for the three months ended March 31, 2017 compared to $413,264 for the three months ended March 31, 2016, which included a net loss of $1,933,868 and $4,342,042, respectively.

We had $433,799 provided by financing activities in the three month period ended March 31, 2017 compared to $427,070 for the three months ended March 31, 2016, due primarily to proceeds from loans payable.

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

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Ben Hoehn in his role as Chief Operating Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size and resources of our organization our disclosure controls and procedures are not effective as of March 31, 2017.

We have not made any changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 21, 2017, Eri Eveland filed a Complaint in District Court of Denver County Colorado against Harris Lee Colorado, LLC, Harris Lee Holdings, LLC and Pazoo Inc.  Ms. Eveland is a former employee of Harris Lee Colorado, LLC and is claiming less than $15,000 in unpaid salary/wages.  Inasmuch as Ms. Eveland was not an employee of Harris Lee Holdings, LLC nor Pazoo, Inc., her claims against the Company are derivative in nature and based on theories of corporate alter ego.  The Company disputes any liability.  As of the date of this report, neither Harris Lee Holdings, LLC nor Pazoo, Inc. have been served with the Complaint.  The Company feels it has many valid defenses to this action and, once served, will seek to have the Complaint summarily dismissed as to the Company.

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

June 16, 2017	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

June 16, 2017	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)