Form 10-Q/A
period 2017-03-31
Pazoo, Inc.
filed 2017-06-20
CIK 1533427

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

Pazoo, Inc.
Form 10-Q

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated March 31, 2017, only furnishes the XBRL presentation not filed with the previous 10Q filed on June 16, 2017. No other changes, revisions, or updates were made to the original amended filing.

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

June 20 , 2017	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

June 20 , 2017	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)