Form 10-Q
period 2017-06-30
Pazoo, Inc.
filed 2017-08-31
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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
Yes ☐   No ☒

83,253,710 shares of common stock, par value $0.001 per share, outstanding as of August 30, 2017.

Pazoo, Inc.
Form 10-Q

Part I – FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements (Unaudited)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the six month period ended June 30, 2017 may not be indicative of results expected for the full year.  The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Notes to the Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations shown in Item 2 of Part I of this report, as well as the audited financial statements and related notes to the financial statements in the Company's Annual Report on Form 10-K filed on April 21, 2017 with the Securities and Exchange Commission (SEC) for the year ended December 31, 2016.  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the instructions to Article 8 Regulation S-X.

PAZOO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$103,036	$88,909
Prepaid expenses	5,536	5,536

Total current assets	108,572	94,445

Fixed assets, net	520,323	613,332

Total assets	$628,895	$707,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Lines of credit	$16,070	$21,039
Accounts payable and accrued liabilities	882,628	608,332
Loans payable	1,262,879	615,801
Interest payable	2,029,751	1,452,102
Convertible debt, net of unamortized discounts of $187,768 and $195,827	1,489,042	983,621
Contingent consideration liabilities	713,581	713,581
Derivative liabilities	1,842,405	2,925,627
Capital lease liabilities	373,930	373,930

Total current liabilities	8,610,286	7,694,033

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $0, and $110,672	1,292,500	1,401,828
Capital lease liabilities	34,052	136,672

Total long-term liabilities	1,326,552	1,538,500

Total liabilities	9,936,838	9,232,533

Commitments and contingencies

Stockholders' deficit:
Convertible Preferred Stock, 50,000,000 shares authorized, $0.001 par value
Series A; 10,000,000 shares authorized, 215,139 and 230,401 shares issued and outstanding, respectively.	215	230
Series B; 5,000,000 shares authorized, 2,150,000 and 1,762,500 shares issued and outstanding, respectively.	2,150	1,762
Series C; 10,000,000 shares authorized, 2,610,375 and 2,621,375 shares issued and outstanding, respectively.	2,610	2,621
Series D; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Series E; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 2,950,000,000 shares authorized, 33,788,532 and 9,137,630 shares issued and outstanding, respectively.	33,788	9,138
Additional paid-in capital	12,497,170	12,155,641
Accumulated deficit	(21,843,876)	(20,694,148)

Total stockholders' deficit	(9,307,943)	(8,524,756)

Total liabilities and stockholders' deficit	$628,895	$707,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues:
Management fees - related party	$-	$11,270	$-	$18,596
Advertising Sales	-	-	51	-
Total revenues	-	11,270	51	18,596

Operating expenses:
Selling, general and administrative expenses	328,509	1,426,484	865,604	2,128,170
Professional fees	163,155	119,305	343,159	263,748
Loss on impairment of license	-	1,540,207	-	1,540,207
Website setup	2,226	3,169	3,568	8,136
Total operating expenses	493,890	3,089,165	1,212,331	3,940,261

Loss from operations	(493,890)	(3,077,895)	(1,212,280)	(3,921,665)

Other income/(expenses):
Gain/(loss) on derivative liabilities	1,278,503	(2,032,218)	374,094	(4,438,979)
Gain/(loss) on debt extinguishment	429,601	1,764,236	715,867	1,697,242
Gain on change in fair value of contingent consideration	-	-	-	5,000
Interest expense	(429,999)	(636,846)	(1,027,334)	(1,666,363)
Other expense	-	-	-	-
Total other income/(expenses)	1,278,105	(904,828)	62,627	(4,403,100)

Net income (loss)	$784,215	$(3,982,723)	$(1,149,653)	$(8,324,765)

Series A preferred stock dividends	(17)	(159)	(36)	(354)

Net income (loss) attributable to common stockholders	$784,198	$(3,982,882)	$(1,149,689)	$(8,325,119)

Basic net income (loss) per common share	$0.04	$(10.84)	$(0.08)	$(36.94)

Weighted average common shares outstanding - basic	18,043,791	367,280	13,907,537	225,364

Diluted net income (loss) per common share	$0.00	$(10.84)	$(0.08)	$(36.94)

Weighted average common shares outstanding - diluted	1,556,057,691	367,280	13,907,537	225,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,149,653)	$(8,324,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	410,134	1,309,066
Depreciation	93,009	25,272
Amortization	-	50,728
Change in fair value of contingent consideration	-	(5,000)
Stock-based compensation	56,110	1,196,131
(Gain)/loss on derivative liabilities	(374,094)	4,438,979
(Gain)/loss on debt extinguishment	(715,867)	(1,697,242)
(Gain)/loss on impairment of intangibles	-	1,540,207
Changes in operating assets and liabilities:
Accounts receivable	-	(17,308)
Prepaid expenses and other current assets	-	(1)
Accounts payable, accrued liabilities and interest payable	925,607	830,836
Net cash used in operating activities	(754,754)	(653,097)

Cash flows from financing activities:
Proceeds from convertible note	523,605	522,250
Repayments on capital leases	(102,620)	(31,069)
Repayments on convertible notes	(279,660)	(20,314)
Repayments on loans	(51,175)	(20,314)
Repayment on loans payable- related party	(3,300)	-
Proceeds from loans payable	687,000	74,100
Proceeds from sale of Series C preferred stock	-	90,000
Lines of credit	(4,969)	5,389
Net cash provided by financing activities	768,881	620,042

Net increase (decrease) in cash and cash equivalents	14,127	(33,055)

Cash and cash equivalents beginning of period	88,909	16,819

Cash and cash equivalents end of period	$103,036	$(16,236)

Noncash Investing and Financing Activities
Common stock issued for the conversion of Series A and C preferred stock	$2,634	$49,659
Debt discount for derivative convertible feature	256,854	906,492
Preferred shares issued for conversion of debt and interest	-	30,652
Common shares issued for conversion of debt and interest	297,662	858,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pazoo, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company entered the pharmaceutical testing laboratory market with their acquisitions of MA & Associates, LLC which will operate pharmaceutical testing laboratories in Nevada, and Harris Lee Holdings, LLC which will operate pharmaceutical testing laboratories within other states, or license testing protocols as independently owned laboratories.  These pharmaceutical testing laboratories focus on providing quality control services to the medical cannabis industry.  The mission is to protect the public health by providing infrastructure and analytical services to legally-authorized cannabis producers and distributors as well as to regulators.  States that have legalized cannabis are developing cannabis health and safety criteria that we will fulfill through their testing laboratories.  Harris Lee Holdings, LLC, due to Colorado residency requirements, entered into an advisory agreement with Harris Lee Colorado, LLC, a related party. Harris Lee Holdings, LLC had sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for management fees for each test conducted.  The Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived management fees from Harris Lee Colorado, LLC in the year ending December 31, 2016.  However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end 2016.  The Company does not expect to re-commence operations in Colorado in the near future. Lastly, the Company's wholly owned subsidiary, CK Distribution LLC, provides the marketing and sales agent for the distribution of non-controlled hemp products throughout the USA. Non-controlled hemp products are the items utilized by the industry that support grow facilities, infusion companies and dispensaries. On January 4, 2017 the Company's 100% wholly owned subsidiary MA & Associates received its final approval and Marijuana Testing License from the City of Las Vegas, NV and can now commence operations in Las Vegas.

Further, the business consists of pazoo.com, an online, content driven, ad supported health and wellness web site for people and their pets. Additionally, this site has e-commerce functionality which allows pazoo.com to be an online retailer of nutritional foods/supplements, wellness goods, and fitness apparel. Pazoo, Inc. does not have any brick and mortar establishments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of  Pazoo, Inc. ("Pazoo" or the "Company") and its wholly-owned subsidiaries MA & Associates, LLC, Harris Lee Holdings, LLC and CK Distributions, LLC. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All significant inter-company transactions and accounts have been eliminated in consolidation.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed on April 21, 2017.

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

Basic and Diluted Net Loss Per Common Share

The following table sets forth the computation of basic net income per share and diluted net income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Numerator:
Net income	$784,215	$(3,982,723)	$(1,149,653)	$(8,324,765)
Preferred stock dividends	(17)	(159)	(36)	(354)
Numerator for basic EPS — income available to common stockholders	$784,198	$(3,982,882)	$(1,149,689)	$(8,325,119)

Effect of dilutive securities:
Interest expense on convertible debt instruments considered dilutive	$38,775	$-	$-	$-
Series A preferred stock dividends	17	-	-	-
	$38,792	$-	$-	$-

Numerator for diluted EPS — income available to common stockholders after assumed conversions	$822,990	$(3,982,882)	$(1,149,689)	$(8,325,119)

Potentially Dilutive Securities	Six Months Ended
	June 30, 2017	June 30, 2016

Convertible notes	2,070,034,657	17,334,400
Preferred series A shares & warrants	21,513,900	172,138
Preferred series B	430,000,000	1,410,000
Preferred series C	261,037,500	1,642,829
	2,782,586,057	20,559,367

Common share equivalents of approximately 1,538,013,900 consisting of 825,462,500 of common share equivalents due to assumed conversion of debt and 712,551,400 of common share equivalents due to assumed conversion of preferred stock were included in the computation of diluted earnings per share for the three months ended June 30, 2017.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2017 and December 31, 2016.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability – June 30, 2017	$-	$-	$1,842,405	$1,842,405
Derivative liability – December 31, 2016	$-	$-	$2,925,627	$2,925,627

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

"In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The Company is evaluating the impact of adopting this guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is evaluating the impact of adopting this guidance.

Other recent accounting pronouncements issued by the FASB did not or are not believed to have a material impact on our present or future consolidated financial statements.

Note 2—GOING CONCERN

During the six months ended June 2016 and 2017, the Company incurred net losses of $8,324,765 and $1,149,653, respectively. In addition, as of June 30, 2017, the Company had a working capital deficit of $8,501,714 as well as twelve (12) notes with past due principal balances totaling $1,031,131 and accrued default interest and associated penalties related to these instruments. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to generate sufficient cash flow or raise additional capital, it could be forced to cease operations.  The Company's continuation as a going concern is dependent upon our ability to generate sufficient cash flow and raise additional capital to meet our obligations on a timely basis and ultimately attain profitability. The Company does not have sufficient capital for the next 12 months from the issuance of these financial statements.

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

Note 3—FIXED ASSETS

Fixed assets consists of the following:

Fixed Assets
	Estimated Useful Life (in years)	June 30, 2017	December 31, 2016

Cost:
Equipment	3-5	$643,195	$643,195
Furniture and fixture	7	6,687	6,687
Leasehold improvements	3-5	238,620	238,620
Website	3	1,385	1,385
		$889,887	$889,887

Accumulated depreciation and amortization		(369,564)	(276,555)

Fixed Assets, Net		$520,323	$613,332

Costs of assets acquired under capital leases were approximately $615,000 as of June 30, 2017 and December 31, 2016, respectively.  The capital lease represents a total of three leases for testing equipment. The leases hold an interest rate of 0% and monthly payments are approximately $17,000 per month. The depreciation for the six months ended June 30, 2017 and June 30, 2016 was $93,009 and $25,272, respectively. As of June 30, 2017 and December 31, 2016, accumulated depreciation related to assets under capital lease was approximately $220,903 and $159,401, respectively. All leased equipment is collateral under the respective lease agreements. As of June 30, 2017, the Company was currently in default of these lease agreements, as scheduled payments were not made. Commencing in 2017, the Company began making payments toward the capital leases again.

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

The combined lines of credit at December 31, 2016 totaled $21,039 compared to $16,070 at June 30, 2017.

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

The following table summarizes the changes in the derivative liabilities during six months ended June 30, 2017:

Balance as of December 31, 2016	$2,925,627

Grant date fair value	1,283,526
Extinguished	(966,432)
Change in fair value	(1,400,316)

Balance as of June 30, 2017	$1,842,405

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and derivative liabilities based upon the following assumptions during the six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016

Dividend yield	0%	0%
Expected volatility	80%	80%
Risk-free interest rate	0.20% to 0.14%	0.20% to 0.45%
Expected life (years)	0.11 to 0.64	0.27 to 0.61

During the six months ended June 30, 2017 and 2016, the aggregate gain/(loss) on derivative liability was $374,094 and ($4,438,979), respectively, consisting of initial derivative expense that equals the excess of the derivative liability over principal received and the change in fair value of the derivative liabilities.

Note 6—CONVERTIBLE NOTES

The following table summarizes the changes in the convertible notes in the year ended December 31, 2016 and the six months ending June 30, 2017:

	Short Term	Long Term	Total

Balance as of January 1, 2016 - Gross	$1,343,035	$992,500	$2,335,535
Cash additions	373,460	300,000	673,460
Interest added to notes payable	111,778	116,600	228,378
Cash payments	(118,223)	-	(118,223)
Conversions	(474,777)	-	(474,777)
Reassignments	(103,400)	103,400	-
Original issue discount	47,575	-	47,575
Total	$1,179,448	$1,512,500	$2,691,948
Less: unamortized discount	(195,827)	(110,672)	(306,499)
Balance as of December 31, 2016 - Net	$983,621	$1,401,828	$2,385,449
Add back: unamortized discount	195,827	110,672	306,499
Balance as of December 31, 2016 - Gross	$1,179,448	$1,512,500	$2,691,948
Cash additions	523,605	-	523,605
Interest added to notes payable	23,441	-	23,441
Cash payments	(282,960)	-	(282,960)
Conversions	(63,071)	-	(63,071)
Reclassification to short-term	220,000	(220,000)	-
Original issue discount	76,347	-	76,347
Total gross balance	$1,676,810	$1,292,500	$2,969,310
Less: unamortized discount	(187,768)	-	(187,768)
Balance as of June 30, 2017 - Net	$1,489,042	$1,292,500	$2,781,542

	Year Ended June 30,
	2018	2019	2020	2021	2022	Thereafter	Total
Convertible notes	$1,676,810	$-	$-	$350,000	$942,500	$-	$2,969,310
Short-term non-convertible notes	1,262,879	-	-	-	-	-	1,262,879
	$2,939,689	$-	$-	$350,000	$942,500	$-	$4,232,189

In January 2017, the company entered into a convertible note agreement for an aggregate total of $206,379. The interest rate is 12% and the conversion terms are 50% of the average of the lowest 3 trading prices during the 20 trading days prior to conversion. The maturity date is December 2017. The proceeds from the note were used to pay off previous notes from the lender. In addition, the Company paid back the note as of June 30, 2017.

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

In May 2017, the Company entered into two convertible note agreements for a total of $78,000. The interest rates range from 8% - 12% and the conversion terms are between 35% - 50% of the average of the two lowest closing prices during the 15 trading days prior to conversion. The maturity dates are February 2018.

In June 2017, the Company entered into a convertible note agreement for a total of $218,773. The interest rate is 12% and the conversion terms are 50% of the average of the two lowest closing prices during the 20 trading days prior to conversion. The maturity date is June 2018.

The Company evaluated all convertible notes describe above under ASC 815 and determined that certain conversion features qualify as derivative liabilities (see Note 5).

During the six months ended June 30, 2017 the Company incurred $715,867 of a gain in debt extinguishment primarily as a result of various notes converting to equity, with the corresponding derivative liability value at the date of conversion being written off to debt extinguishment as a gain, offset by the unamortized discount on the convertible debt at the time of conversion.

In addition to the funds received, noteholders converted $63,071 during the six months ended June 30, 2017 into common stock exclusive of accrued interest. At June 30, 2017, a total of twelve notes with a principal balance of $1,031,131 were past due. The Company has adequately accrued all default interest and associated penalties related to these instruments. Additionally, cross default clauses exist within certain other instruments containing terms which would make the notes immediately due and payable, however no cross default clauses have been triggered as of yet.

Note 7—LOANS PAYABLE

	Short Term	Long Term	Total

Balance as of January 1, 2016	$203,000	$-	$203,000
Cash additions	447,100	-	447,100
Interest added to notes payable	22,717	-	22,717
Cash payments	(57,016)	-	(57,016)
Balance as of December 31, 2016	$615,801	$-	$615,801
Cash additions	687,000	-	687,000
Interest added to notes payable	11,253	-	11,253
Cash payments	(51,175)	-	(51,175)
Balance as of June 30, 2017	$1,262,879	$-	$1,262,879

The Company received $687,000 of new cash additions in the six months ended June 30, 2017.  Cash payments consisted of $51,175. Interest added to the note payables in the six months ended June 30, 2017 totaled $11,253. The interest rate on the loans are 8%.  These additions coincide as an advance on the 14C filing for the Preferred Series D Shares.

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

In 2017, a total of 15,337 Series A Preferred stock was converted into 1,533,700 of common stock by Series A Preferred shareholders.

Series B

In 2017, the Company issued an aggregate of 387,500 Series B Preferred Stock, valued at approximately $56,000, to Board Members as compensation in connection with MA and Associates, LLC receiving its license to operate.

Series C

In 2017, a total of 11,000 Series C Preferred stock was converted into 1,100,000 of common stock by Series C Preferred shareholders.

Series D&E

In 2017, there have been no issuances or sales of Series D Preferred Stock or Series E Preferred Stock as the Certificate of Designation has not been filed as it depends on the 14C Filing offering the Preferred D Series Stock.

Common Stock

During the six months ended, June 30, 2017, the Company issued an aggregate of 22,014,717 common shares in connection with conversion of debt and interest valued at $297,662.

Note 9—RELATED PARTY TRANSACTIONS

In July 2013, the Company entered into a consulting agreement with an affiliate of Mr. Basloe, a board member of the Company. The agreement provides for consulting on marketing-related services for the Company. Amounts incurred under this agreement for the six months ended June 30, 2017 and 2016, totaled $20,500 and $6,500, respectively.

In 2016, the Company managed Harris Lee Colorado, LLC, an existing lab in Denver, Colorado, after receiving approval from the Colorado Marijuana Enforcement Division in February of 2016. Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a management fee for each test conducted. The Colorado MED has recently approved the transfer of management of an existing laboratory, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has begun to derive management fees from Harris Lee Colorado, LLC.  The revenue derived from these management fees for the six months ended June 30, 2017 and 2016 are $0 and $18,596. The laboratory closed during 2016 and the Company does not have plans to re-open in the near future.

In August 2016, Pazoo, Inc. entered into a loan agreement with David Cunic, Company CEO, and totaling $5,000.  The note has an interest rate of 0.70% and the maturity date is August 2018. As of June 2017, $0 remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Steve Basloe, Company President, and totaling $2,500.  The note has an interest rate of 0.70% and the maturity date is September 2018. As of June 2017, $2,500 remains outstanding.

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

As of June 30, 2017 the Company was still obligated to pay the remaining portion under the original 2014 40% investment agreement with MA and Associates, LLC, consisting of $678,000 of cash and 50,000 shares of Series C Preferred Stock (valued at $35,000 as of June 30, 2017), totaling $713,581 and included in contingent consideration liability on the accompanying consolidated balance sheet and will be issued in the future after the testing laboratory is operational.

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

On or about June 21, 2017 the Company received a Subpoena from the United States District Court for the District of New Jersey seeking documents in aid of certain legal actions (civil and criminal) surrounding the sale of the Company's stock in 2012-2013.  The Company has complied with the Subpoena and has provided the requested documents. Neither the Company nor any of its officers and/or directors have been named as defendants in either the civil or criminal matter.

Note 11—SUBSEQUENT EVENTS

The company issued an aggregate of 49,465,178 common shares for conversion of debt and for the settlement of other liabilities valued at a total of $38,857.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-Q. You should read the following discussion and analysis together with our unaudited financial statements for the periods specified and the related notes included herein. Further reference should be made to our Registration Statement on Form 10-K filed with the Securities and Exchange Commission.

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as "us," "our," and "the Company."

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the six months ended June 30, 2016 and June 30, 2017.

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

•
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

•
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

•
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

Results of Operations
Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

Revenues. We had revenues of $11,270 and $0 in the three months ended June 30, 2016 and June 30, 2017, respectively.  The decrease is primarily due to the closing of the Harris Lee Colorado Lab in Colorado back in September of 2016.

Operating Expenses. Operating expenses consisted primarily of selling, general and administrative expenses and professional fees. Total operating expenses decreased to $493,890 for the three month period ended June 30, 2017 from $3,089,165 for the three month period ended June 30, 2016.  The decrease was largely due to the loss of impairment on the license in 2016 and decrease in selling, general and administrative expenses.

Selling, General and Administrative expenses decreased to $328,509 from $1,426,484, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 which was mainly comprised of decreases in administrative fees, stock compensation, and marketing & advertising. The decrease in stock compensation is mostly due to the the one million settlement of shares and warrants in June of 2016.

Professional fees increased to $163,155 from $119,305 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in professional fees was attributed to an increase in consultants as well as an increase in legal fees.

Other income (expense): Our other income (expenses) increased to $1,278,105 from ($904,828) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in interest expense is mostly due to the company taking less convertible debt. Increase in gain (loss) on the derivative liabilities is mostly due to stock fluctuations and changes in the market. The decrease in gain (loss) on debt extinguishment is also attributable to less debt being converted in the three months ended June 30, 2017.

Net Income (Loss). Our net loss decreased to a net loss of $784,215 for the three months ended June 30, 2017 compared to a net loss of $3,982,723 for the same period in 2016. The decrease is primarily attributable to the loss on debt extinguishment from the various debt conversions and gain (loss) on the derivative liability and also due to decrease in operating loss.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

Net Sales.  We had net sales of $51 and $18,596 in the six months ended June 30, 2017 and June 30, 2016, respectively. This was due to a decrease in online advertising and a shift of focus to the testing laboratory in Las Vegas Nevada as well as the closing of the Harris Lee Colorado Lab in Colorado back in September of 2016.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses, professional fees and website set up.  Total operating expenses decreased to $1,212,331 for the six month period ended June 30, 2017 from $3,940,261 for the six month period ended June 30, 2016 and decrease in selling, general and administrative expenses.

Selling, General and Administrative expenses decreased to $865,604 from $2,128,170, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 which was mainly comprised of administrative fees, stock compensation, and marketing & advertising.  The SG&A decrease was due primarily to a lack of marketing and advertising as compared to 2016 as the focus of the company has shifted to the testing laboratory in Nevada. The decrease in stock compensation is mostly due to the one million settlement of shares and warrants in June 30, 2016.

Professional fees increased to $343,159 from $263,748 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in professional fees was attributed to an increase in investor relations and financial consultants as well as legal fees.

Other income (expense): Our other income (expenses) increased to $62,627 from ($4,403,100) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in interest expense is mostly due to the company taking less convertible debt. Increase in gain (loss) on the derivative liabilities is mostly due stock fluctuation and changes in the market. The decrease in gain (loss) on debt extinguishment is also attributable to less debt being converted in the six months ended June 30, 2017.

Net Income (Loss).  Our net loss decreased to $1,149,653 for the six months ended June 30, 2017 compared to $8,324,765 for the same period in 2016. The decrease is primarily attributable to gain (loss) on debt extinguishment from the various debt conversions in each period and decrease in operating loss. The decrease in interest expense was mostly due to amortization of debt discounts and derivative liability from initial loss on debt discount. Because less notes were acquired in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, both interest expense and derivative liability decreased, as well as some of the other debt discounts fully amortized.

Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $103,636 and $88,909.

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

We had negative working capital of $8,501,714 as of June 30, 2017 as well as twelve notes with past due principal balances totaling $1,031,131 and accrued default interest and associated penalties related to these instruments.

We used $754,752 in operating activities for the six months ended June 30, 2017 compared to $653,097 for the six months ended June 30, 2016, which included a net loss of $1,149,653 and $8,324,765 respectively.

We had $768,881 provided by financing activities in the six month period ended June 30, 2017 compared to $640,042 for the six months ended June 30, 2016, due primarily to proceeds from loans payable and convertible debt.

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

We carried out an evaluation, under the supervision of and with our executive officers, David M. Cunic in his role as Chief Executive Officer and Ben Hoehn in his role as Chief Operating Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size and resources of our organization our disclosure controls and procedures are not effective as of June 30, 2017.

We have not made any changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about June 21, 2017 the Company received a Subpoena from the United States District Court for the District of New Jersey seeking documents in aid of certain legal actions (civil and criminal) surrounding the sale of the Company's stock in 2012-2013.  The Company has complied with the Subpoena and has provided the requested documents. Neither the Company nor any of its officers and/or directors have been named as defendants in either the civil or criminal matter.

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

August 31, 2017	PAZOO, INC.

/s/ David M. Cunic
David M. Cunic
Chief Executive Officer

August 31, 2017	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)