Form 10-Q
period 2017-09-30
Pazoo, Inc.
filed 2018-02-07
CIK 1533427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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
Yes ☐   No ☒
869,645,259 shares of common stock, par value $0.001 per share, outstanding as of February 7, 2018.

Pazoo, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements (Unaudited)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the nine month period ended September 30, 2017 may not be indicative of results expected for the full year.  The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Notes to the Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations shown in Item 2 of Part I of this report, as well as the audited financial statements and related notes to the financial statements in the Company's Annual Report on Form 10-K filed on April 21, 2017 with the Securities and Exchange Commission (SEC) for the year ended December 31, 2016.  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the instructions to Article 8 Regulation S-X.

PAZOO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$39,047	$88,909
Prepaid expenses	5,536	5,536

Total current assets	44,583	94,445

Fixed assets, net	473,817	613,332

Total assets	$518,400	$707,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Lines of credit	$16,070	$21,039
Accounts payable and accrued liabilities	905,190	608,332
Loans payable ($1,504,449 and $546,717 to related party)	1,536,349	615,801
Interest payable ($416,248 and $227,033 to related party)	2,124,309	1,452,102
Convertible debt, net of unamortized discounts of $316,297 and $195,827	1,284,672	983,621
Contingent consideration liabilities	713,581	713,581
Derivative liabilities	4,304,752	2,925,627
Capital lease liabilities	356,712	373,930

Total current liabilities	11,241,635	7,694,033

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $0, and $110,672 ($800,000 and $800,000 to related party)	1,292,500	1,401,828
Capital lease liabilities	-	136,672

Total long-term liabilities	1,292,500	1,538,500

Total liabilities	12,534,135	9,232,533

Commitments and contingencies

Stockholders' deficit:
Convertible Preferred Stock, 50,000,000 shares authorized, $0.001 par value
Series A; 10,000,000 shares authorized, 215,139 and 230,401 shares issued and outstanding, respectively.	215	230
Series B; 5,000,000 shares authorized, 2,150,000 and 1,762,500 shares issued and outstanding, respectively.	2,150	1,762
Series C; 10,000,000 shares authorized, 2,643,709 and 2,621,375 shares issued and outstanding, respectively.	2,644	2,621
Series D; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Series E; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 2,950,000,000 shares authorized, 123,589,339 and 9,137,630 shares issued and outstanding, respectively.	123,589	9,138
Additional paid-in capital	12,590,391	12,155,641
Accumulated deficit	(24,734,724)	(20,694,148)

Total stockholders' deficit	(12,015,735)	(8,524,756)

Total liabilities and stockholders' deficit	$518,400	$707,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues:
Management fees - related party	$-	$11,919	$-	$30,515
Advertising Sales	-	-	51	-
Total revenues	-	11,919	51	30,515

Operating expenses:
Selling, general and administrative expenses	188,173	164,144	1,053,777	2,292,314
Professional fees	81,559	55,278	428,286	327,162
Loss on impairment of license	-	-	-	1,540,207
Total operating expenses	269,732	219,422	1,482,063	4,159,683

Loss from operations	(269,732)	(207,503)	(1,482,012)	(4,129,168)

Other income/(expenses):
Gain/(loss) on derivative liabilities	(2,421,000)	642,948	(2,046,906)	(3,796,031)
Gain/(loss) on debt extinguishment	37,397	541,133	753,264	2,238,375
Gain on change in fair value of contingent consideration	-	-	-	5,000
Interest expense	(237,513)	(1,068,853)	(1,264,847)	(2,735,216)

Total other income/(expenses)	(2,621,116)	115,228	(2,558,489)	(4,287,872)

Net loss	$(2,890,848)	$(92,275)	$(4,040,501)	$(8,417,040)

Series A preferred stock dividends	(16)	(77)	(52)	(431)

Net loss attributable to common stockholders	$(2,890,864)	$(92,352)	$(4,040,553)	$(8,417,471)

Basic and dilutive net loss per common share	$(0.04)	$(0.04)	$(0.12)	$(8.18)

Weighted average common shares outstanding – basic and diluted	75,357,664	2,619,089	34,616,005	1,029,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAZOO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(4,040,501)	$(8,417,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	480,082	1,246,540
Depreciation	139,515	71,776
Amortization	-	50,728
Change in fair value of contingent consideration	-	(5,000)
Stock-based compensation	66,110	1,226,131
(Gain)/loss on derivative liabilities	2,046,906	3,796,031
(Gain)/loss on debt extinguishment	(753,264)	(2,238,375)
(Gain)/loss on impairment of intangibles	-	1,540,207
Changes in operating assets and liabilities:
Accounts receivable	-	(28,715)
Prepaid expenses and other current assets	-
Accounts payable, accrued liabilities and interest payable	1,065,979	1,981,361
Net cash used in operating activities	(995,173)	(776,356)

Cash flows from financing activities:
Proceeds from convertible debt	523,605	638,460
Repayments on capital leases	(153,890)	(36,685)
Repayments on convertible debt	(305,757)	(86,311)
Repayments on loans payable	(57,100)	(17,100)
Repayment on loans payable- related party	(3,300)	-
Proceeds from loans payable	946,722	170,300
Proceeds from sale of Series C preferred stock	-	90,000
Lines of credit	(4,969)	4,049
Net cash provided by financing activities	945,311	762,713

Net decrease in cash and cash equivalents	(49,862)	(13,643)

Cash and cash equivalents beginning of period	88,909	16,819

Cash and cash equivalents end of period	$39,047	$3,176

Noncash Investing and Financing Activities
Common stock issued for the conversion of Series A and C preferred stock	$2,634	$163,659
Debt discount for derivative convertible feature and OID	471,592	1,353,842
Preferred shares issued for conversion of debt and interest	-	30,652
Common shares issued for conversion of debt and interest	483,412	957,808
Common shares issued for accrued liability	-	350,000
Accrued interest converted to convertible debt and loans payable	57,667	134,495

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

In the fourth quarter 2017 the Company sold a 70% Membership Interest in its wholly owned subsidiary (MA & Associates, LLC) in consideration of retirement of approximately $1,000,000 in the Company's debt and approximately $500,000 in cash (of which $117,894 was funded as of September 30, 2017). The buyer also has an option to buy an additional 10% for 18 months from the closing at a 10% premium to the 70% purchase. The Company must open the lab by February 15, 2018 or it will be considered an event of default. The Company will account for their remaining 30% interest as an equity level investment going forward.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed on April 21, 2017.

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

Basic and Diluted Net Loss Per Common Share

Potentially Dilutive Securities	Nine Months Ended
	September 30, 2017	September 30, 2016

Convertible notes	5,015,062,816	158,168,021
Preferred series A shares & warrants	21,513,900	92,160
Preferred series B	430,000,000	1,410,000
Preferred series C	264,370,900	1,266,829
	5,730,947,616	160,937,010

The Company currently does not have sufficient authorized shares to settle the conversion of their potentially dilutive instruments, but is considering options including increasing the authorized share count. Due to the current lack of authorized shares, an additional derivative liability was recorded in the amounts of $775,000 at September 30, 2017.

Fair Value of Financial Instruments

The Company's condensed consolidated financial instruments consist principally of cash, derivatives, convertible debt, and accounts payable. The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective maturity dates or durations. The fair value of long-term debt is determined by using estimated market prices. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2017 and December 31, 2016.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability – September 30, 2017	$-	$-	$4,304,752	$4,304,752
Derivative liability – December 31, 2016	$-	$-	$2,925,627	$2,925,627

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

In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The Company is evaluating the impact of adopting this guidance.

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

Note 2—GOING CONCERN

During the nine months ended September 2016 and 2017, the Company incurred net losses of $8,417,040 and $4,040,501, respectively. In addition, as of September 30, 2017, the Company had a working capital deficit of $11,197,052 as well as sixteen (16) notes with past due principal balances totaling $1,504,152 and accrued default interest and associated penalties related to these instruments. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to generate sufficient cash flow or raise additional capital, it could be forced to cease operations.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and raise additional capital to meet obligations on a timely basis and ultimately attain profitability. The Company does not have sufficient capital for the next 12 months from the issuance of these financial statements. Further, the Company sold 70% of its interest in MA & Associates in the fourth quarter of 2017 which could compromise future cash flow.

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

Note 3—FIXED ASSETS

Fixed assets consists of the following:

Fixed Assets
	Estimated Useful Life (in years)	September 30, 2017	December 31, 2016

Cost:
Equipment	3-5	$643,195	$643,195
Furniture and fixture	7	6,687	6,687
Leasehold improvements	3-5	238,620	238,620
Website	3	1,385	1,385
		$889,887	$889,887

Accumulated depreciation and amortization		(416,070)	(276,555)

Fixed Assets, Net		$473,817	$613,332

Costs of assets acquired under capital leases were approximately $615,000 as of September 30, 2017 and December 31, 2016, respectively.  The capital lease represents a total of three leases for testing equipment. The leases hold an interest rate of 0% and monthly payments are approximately $17,000 per month. The depreciation for the nine months ended September 30, 2017 and September 30, 2016 was $139,515 and $50,544, respectively. As of September 30, 2017 and December 31, 2016, accumulated depreciation related to assets under capital lease was approximately $246,009 and $211,822, respectively. All leased equipment is collateral under the respective lease agreements. As of September 30, 2017, the Company was currently in default of these lease agreements, as scheduled payments were not made. Commencing in 2017, the Company began making payments toward the capital leases again.

Note 4—LINES OF CREDIT

The Company entered into a line of credit with Wells Fargo in December 2015 in the amount of $25,000.  The credit line bears an interest rate of 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants and the guarantor on the account is Steve Basloe. The line of credit has been used for general operating expenses.

The Company entered into a line of credit with Wells Fargo in May 2016 in the amount of $5,000. The credit line bears an interest rate of 24.24% for the first year and then 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants and the guarantor on the account is David Cunic, the Company's former CEO and current Investor Relations Consultant. The credit has been used for general operating expenses.

The combined lines of credit at December 31, 2016 totaled $21,039 compared to $16,070 at September 30, 2017.

Note 5—DERIVATIVE LIABILITIES

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded or freestanding derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Under ASC-815 the conversion options embedded in the notes payable described in Note 6 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

The following table summarizes the changes in the derivative liabilities during nine months ended September 30, 2017:

Balance as of December 31, 2016	$2,925,627

Grant date fair value	2,030,299
Extinguished	(1,139,373)
Change in fair value	488,199

Balance as of September 30, 2017	$4,304,752

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and derivative liabilities based upon the following assumptions during the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016

Dividend yield	0%	0%
Expected volatility	80%	80%
Risk-free interest rate	0.20% to 1.06%	0.29% to 0.35%
Expected life (years)	0.00 to 0.39	0.01 to 1.38

During the nine months ended September 30, 2017 and 2016, the aggregate gain/(loss) on derivative liability was ($2,046,906) and ($3,796,031), respectively, consisting of initial derivative expense that equals the excess of the derivative liability over principal received and the change in fair value of the derivative liabilities.

Note 6—CONVERTIBLE NOTES

The following table summarizes the changes in the convertible notes in the year ended December 31, 2016 and the nine months ending September 30, 2017:

	Short Term	Long Term	Total

Balance as of January 1, 2016 - Gross	$1,343,035	$992,500	$2,335,535
Cash additions	373,460	300,000	673,460
Interest added to notes payable	111,778	116,600	228,378
Cash payments	(118,223)	-	(118,223)
Conversions	(474,777)	-	(474,777)
Reassignments	(103,400)	103,400	-
Original issue discount	47,575	-	47,575
Total	$1,179,448	$1,512,500	$2,691,948
Less: unamortized discount	(195,827)	(110,672)	(306,499)
Balance as of December 31, 2016 - Net	$983,621	$1,401,828	$2,385,449
Add back: unamortized discount	195,827	110,672	306,499
Balance as of December 31, 2016 - Gross	$1,179,448	$1,512,500	$2,691,948
Cash additions	523,605	-	523,605
Interest added to notes payable	23,441	-	23,441
Cash payments	(305,757)	-	(305,757)
Conversions	(116,116)	-	(116,116)
Reclassification to short-term	220,000	(220,000)	-
Original issue discount	76,348	-	76,348
Total gross balance	$1,600,969	$1,292,500	$2,893,469
Less: unamortized discount	(316,297)	-	(316,297)
Balance as of September 30, 2017 - Net	$1,284,672	$1,292,500	$2,577,172

	Year Ended September 30,
	2018	2019	2020	2021	2022	Thereafter	Total

Convertible notes	$1,600,969	$-	$-	$350,000	$942,500	$-	$2,893,469
Short-term non-convertible notes	1,536,349	-	-	-	-	-	1,536,349
	$3,137,318	$-	$-	$350,000	$942,500	$-	$4,429,818

In January 2017, the company entered into a convertible note agreement for an aggregate total of $206,379. The interest rate is 12% and the conversion terms are 50% of the average of the lowest 3 trading prices during the 20 trading days prior to conversion. The maturity date was December 2017. The proceeds from the note were used to pay off previous notes from the lender. The Company paid back the note as of September 30, 2017.

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

During the nine months ended September 30, 2017 the Company incurred $753,264 of a gain in debt extinguishment primarily as a result of various notes converting to equity, with the corresponding derivative liability value at the date of conversion being written off to debt extinguishment as a gain, offset by the unamortized discount on the convertible debt at the time of conversion.

In addition to the funds received, noteholders converted $116,111 during the nine months ended September 30, 2017 into common stock exclusive of accrued interest. At September 30, 2017, a total of sixteen notes with a principal balance of $1,504,152 were past due. The Company has adequately accrued all default interest and associated penalties related to these instruments. Additionally, cross default clauses exist within certain other instruments containing terms which would make the notes immediately due and payable, however no cross default clauses have been triggered as of yet.

Note 7—LOANS PAYABLE

	Short Term	Long Term	Total

Balance as of January 1, 2016	$203,000	$-	$203,000
Cash additions	447,100	-	447,100
Interest added to notes payable	22,717	-	22,717
Cash payments	(57,016)	-	(57,016)
Balance as of December 31, 2016	$615,801	$-	$615,801
Cash additions	946,722	-	946,722
Interest added to notes payable	34,226	-	34,226
Cash payments	(60,400)	-	(60,400)
Balance as of September 30, 2017	$1,536,349	$-	$1,536,349

The Company received $946,722 of new cash additions in the nine months ended September 30, 2017.  Cash payments consisted of $60,400. Interest added to the note payables in the nine months ended September 30, 2017 totaled $34,226. The interest rate on the loans are 8%. In the fourth quarter 2017 the Company sold a 70% Membership Interest in its wholly owned subsidiary (MA & Associates, LLC) in consideration for retirement of approximately $1,000,000 in the Company's debt and approximately $500,000 in cash (of which $117,894 was funded as of September 30, 2017). The buyer also has an option to buy an additional 10%. The Company must open the lab by February 15, 2018 or it will be considered an event of default. The Company will account for their remaining 30% interest as an equity level investment going forward.

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

Preferred Stock

In January 2017, the Company filed a Form 14-C Information Statement advising all shareholders of the Company that the Board of Directors, as ratified by the majority of the votes of equity holders in late April 2017, approved of a reverse stock split (at a ratio of 250:1) and setting forth the proposed terms and characteristics of the Series D Preferred Stock.  The Series D Preferred Stock will carry a 5% annual dividend, will have no voting rights prior to conversion, and will convert into common stock at a ratio which will be determined by the amount of debt to be retired, and new money to be invested, and the then outstanding common stock of the Company on a fully diluted basis.

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

In 2017, the Company issued an aggregate of 33,334 Series C Preferred Stock, valued at approximately $10,000, for services.

Series D&E

In 2017, there have been no issuances or sales of Series D Preferred Stock or Series E Preferred Stock as the Certificate of Designation has not been filed as it depends on the 14C Filing offering the Preferred D Series Stock.

Common Stock

During the nine months ended, September 30, 2017, the Company issued an aggregate of 111,815,524 common shares in connection with conversion of debt and interest valued at $ 483,412.

Note 9—RELATED PARTY TRANSACTIONS

In July 2013, the Company entered into a consulting agreement with an affiliate of Mr. Basloe, a board member of the Company. The agreement provides for consulting on marketing-related services for the Company. Amounts incurred under this agreement for the nine months ended September 30, 2017 and 2016, totaled $26,300 and $6,500, respectively.

In 2016, the Company managed Harris Lee Colorado, LLC, an existing lab in Denver, Colorado, after receiving approval from the Colorado Marijuana Enforcement Division in February of 2016. Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a management fee for each test conducted. The Colorado MED has recently approved the transfer of management of an existing laboratory, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has begun to derive management fees from Harris Lee Colorado, LLC.  The revenue derived from these management fees for the nine months ended September 30, 2017 and 2016 are $0 and $30,515. The laboratory closed during 2016 and the Company does not have plans to re-open in the near future.

In August 2016, Pazoo, Inc. entered into a loan agreement with David Cunic, former Company CEO and current Investor Relations Consultant, and totaling $5,000.  The note has an interest rate of 0.70% and the maturity date is August 2018. As of September 2017, $0 remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Steve Basloe, Company President, and totaling $2,500.  The note has an interest rate of 0.70% and the maturity date is September 2018. As of September 2017, $2,500 remains outstanding.

In the fourth quarter 2017 the Company sold a 70% Membership Interest in its wholly owned subsidiary (MA & Associates, LLC) in consideration for retirement of approximately $1,000,000 in the Company's debt and approximately $500,000 in cash (of which $117,894 was funded as of September 30, 2017 and is included in the loans payable on the accompanying balance sheet). The buyer also has an option to buy an additional 10%. The Company must open the lab by February 15, 2018 or it will be considered an event of default. The Company will account for their remaining 30% interest as an equity level investment going forward.

The buyer of the 70% interest is now considered a related party.  All loans, convertible notes and accrued interest owed to the buyer, are disclosed on the face of the accompanying balance sheet, parenthetically, as related party liabilities.

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

As of September 30, 2017 the Company was still obligated to pay the remaining portion under the original 2014 40% investment agreement with MA and Associates, LLC, consisting of $678,000 of cash and 50,000 shares of Series C Preferred Stock (valued at $35,000 as of September 30, 2017), totaling $713,581 and included in contingent consideration liability on the accompanying consolidated balance sheet and will be issued in the future after the testing laboratory is operational.

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

Note 11—SUBSEQUENT EVENTS

The company issued an aggregate of 746,055,920 common shares for conversion of debt and for the settlement of other liabilities valued at a total of $173,817.

The company issued a convertible note of $4,000 which carries a maturity date of August 2018, an interest rate of 12% and a conversion discount of 35% of the lowest price of the previous 15 trading days.

The company issued a promissory note totaling $28,000 which carries an 8% interest rate and a maturity date of November 2018.

In the fourth quarter 2017 the Company sold a 70% Membership Interest in its wholly owned subsidiary (MA & Associates, LLC) in consideration of retirement of approximately $1,000,000 in the Company's debt andapproximately $500,000 in cash (of which $117,894 was funded as of September 30, 2017). The buyer also has an option to buy an additional 10%. The Company must open the lab by February 15, 2018 or it will be considered an event of default. The Company will account for their remaining 30% interest as an equity level investment going forward.

Subsequent to quarter end, with the sale of the 70% interest in MA, the Company will account for this investment under the equity method.  As of September 30, 2017 and December 31, 2016, total assets of MA were approximately $490,930 and $617,321, respectively and total liabilities were $678,770 and $521,743, respectively. Net loss for the three and nine months ended September 30, 2017 was approximately $162,582 and $389,194, respectively. Net loss for the three and nine months ended September 30, 2016 was approximately $91,198 and $1,544,083, respectively.

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

This Quarterly Report on Form 10-Q contains terminology referring to Pazoo, Inc., such as "us," "our," and "the Company."

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the nine months ended September 30, 2016 and September 30, 2017.

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

Pharmaceutical Testing Facilities.   We entered this arena through our acquisition of a 100% equity stake in MA & Associates, LLC in order to set up two testing locations.   MA & Associates, LLC was launched in September of 2013 to provide quality control services to the medical cannabis industry. MA & Associates, LLC's primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations.  In the fourth quarter 2017 the Company sold a 70% Membership Interest in its wholly owned subsidiary (MA & Associates, LLC) in consideration for retirement of approximately $1,000,000 in the Company's debt andapproximately $500,000 in cash (of which $117,894 was funded as of September 30, 2017). The buyer also has an option to buy an additional 10%. The Company must open the lab by February 15, 2018 or it will be considered an event of default. The Company will account for their remaining 30% interest as an equity level investment going forward.

MA & Associates, LLC will provide the medical cannabis industry guidelines on how the regulation and inspection by public health authorities is to be implemented.  MA & Associates, LLC's primary customer base includes all of the licensed cannabis cultivators, in the State of Nevada, who are required by law to have their products tested before they can be transferred to the dispensaries.  MA & Associates received its operational license from the State of Nevada on January 4, 2017. The Company expects MA & Associates to be fully operational and revenue generating in the upcoming months. Furthermore, we have acquired all of the Membership interest in Harris Lee Holdings, LLC. Harris Lee was set up to take the MA model and testing operations to additional states above and beyond Nevada either in direct testing laboratories or through licensing the testing protocol. As such, we are in a unique position to provide the mandated health and safety testing in this burgeoning industry.  Lastly, Harris Lee Holdings, LLC, due to Colorado residency requirements, entered into an advisory agreement with Harris Lee Colorado, LLC, Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a management fee for each test conducted.  The Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived management fees from Harris Lee Colorado, LLC in the year ending December 31, 2016.  All 2016 revenue was derived from these related-party management fees for the year ended December 31, 2016. However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end 2016. Currently, operations have not come back online and the Company is concentrating its focus on MA & Associates, LLC in Nevada. In the fourth quarter 2017 the Company sold a 70% Membership Interest in its wholly owned subsidiary (MA & Associates, LLC) in consideration for retirement of approximately $1,000,000 in the Company's debt and approximately $500,000 in cash (of which $117,894 was funded as of September 30, 2017). The buyer also has an option to buy an additional 10%. The Company must open the lab by February 15, 2018 or it will be considered an event of default. The Company will account for their remaining 30% interest as an equity level investment going forward.

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

Results of Operations
Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

Revenues. We had revenues of $11,919 and $0 in the three months ended September 30, 2016 and September 30, 2017, respectively.  The decrease is primarily due to the closing of the Harris Lee Colorado Lab in Colorado in September of 2016.

Operating Expenses. Operating expenses consisted primarily of selling, general and administrative expenses and professional fees. Total operating expenses increased to $269,732 for the three month period ended September 30, 2017 from $219,422 for the three month period ended September 30, 2016.

Selling, General and Administrative expenses increased to $188,173 from $164,144, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 which was mainly comprised of increases in administrative fees, stock compensation, and marketing & advertising.

Professional fees increased to $81,559 from $55,278 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in professional fees was attributed to an increase in consultants as well as an increase in legal fees.

Other income (expense): Our other income (expenses) decreased to ($2,621,116) from $115,228 for the three months September 30, 2017 compared to the three months ended September 30, 2016. Increase in gain (loss) on the derivative liabilities is mostly due to stock fluctuations and changes in the market. The decrease in gain (loss) on debt extinguishment is also attributable to less debt being converted in the three months ended September 30, 2017 as well as the change in interest expense during the same period.

Net Income (Loss). Our net loss increased to a net loss of $2,890,848 for the three months ended September 30, 2017 compared to a net loss of $92,275 for the same period in 2016. The increase is primarily attributable to the loss on change in value of derivative offset by the decrease in interest expense.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

Net Sales.  We had net sales of $51 and $30,515 in the nine months ended September 30, 2017 and September 30, 2016, respectively. This was due to a decrease in online advertising and a shift of focus to the testing laboratory in Las Vegas Nevada as well as the closing of the Harris Lee Colorado Lab in Colorado back in September of 2016.

Operating Expenses.  Operating expenses consisted primarily of selling, general and administrative expenses, professional fees and website set up.  Total operating expenses decreased to $1,482,063 for the nine month period ended September 30, 2017 from $4,159,683 for the nine month period ended September 30, 2016. The decrease in loss of impairment on the license was a major factor in the decrease from the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Selling, General and Administrative expenses decreased to $1,053,777 from $2,292,314, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 which was mainly comprised of administrative fees, stock compensation, and marketing & advertising.  The SG&A decrease was due primarily to decreased administrative costs as compared to 2016 as the focus of the company has shifted to the testing laboratory in Nevada. The decrease in stock compensation is mostly due to the one million settlement of shares and warrants in June 30, 2016.

Professional fees increased to $428,286 from $327,162 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in professional fees was attributed to an increase in investor relations and financial consultants.

Other income (expense): Our other income (expenses) decreased to $(2,558,489) from ($4,287,872) for the nine months ended September, 2017 compared to the nine months ended September 30, 2016. The decrease in interest expense is mostly due to the company taking less convertible debt. Increase in gain (loss) on the derivative liabilities is mostly due stock fluctuation and changes in the market.

Net Income (Loss).  Our net loss decreased to $4,040,501 for the nine months ended September 30, 2017 compared to $8,417,040 for the same period in 2016. The decrease is primarily attributable to gain (loss) on debt extinguishment from the various debt conversions in each period and decrease in operating loss. The decrease in interest expense was mostly due to amortization of debt discounts and derivative liability from initial loss on debt discount. Because less notes were acquired in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, both interest expense and derivative liability decreased, as well as some of the other debt discounts fully amortized.

Liquidity and Capital Resources

As of September 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $39,047 and $88,909.

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

We had negative working capital of $11,197,052 as of September 30, 2017 as well as sixteen notes with past due principal balances totaling $1,504,152 and accrued default interest and associated penalties related to these instruments.

We used $995,173 in operating activities for the nine months ended September 30, 2017 compared to $776,356 for the nine months ended September 30, 2016, which included a net loss of $4,040,501 and $8,417,040 respectively.

We had $945,311provided by financing activities in the nine month period ended September 30, 2017 compared to $762,713 for the nine months ended September 30, 2016, due primarily to proceeds from loans payable and convertible debt.

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

We carried out an evaluation, under the supervision of and with our executive officers, Steve Basloe in his role as Chief Executive Officer and Ben Hoehn in his role as Chief Operating Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the officers concluded that because of the limited size and resources of our organization our disclosure controls and procedures are not effective as of September 30, 2017.

We have not made any changes in our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3     Defaults Upon Senior Securities

None.

Item 4     (Reserved)

Item 5     Other Information

None.

Item 6     Exhibits

Exhibit Number	Description

31.1	Certification of Steve Basloe, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Steve Basloe, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 7, 2018	PAZOO, INC.

/s/ Steve Basloe
Steve Basloe
Chief Executive Officer

February 7, 2018	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)