Form 10-Q/A
period 2017-09-30
Pazoo, Inc.
filed 2018-02-08
CIK 1533427

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

Pazoo, Inc.
Form 10-Q

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated September 30, 2017, only furnishes the XBRL presentation not filed with the previous 10Q filed on February 7, 2018.  No other changes, revisions, or updates were made to the original amended filing.

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

February 8 , 2018	PAZOO, INC.

/s/ Steve Basloe
Steve Basloe
Chief Executive Officer

February 8 , 2018	PAZOO, INC.

/s/ Ben Hoehn
Ben Hoehn
Chief Operating Officer, Acting Chief Financial Officer (Principal Financial and Accounting Officer)