Form 10-K
period 2017-12-31
Pazoo, Inc.
filed 2020-12-07
CIK 1533427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 333-178037

PAZOO, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3984713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

34 DeForest Rd, Unit 9 East Hanover, NJ	07936
(Address of Principal Executive Offices)	(Zip Code)

(973) 884-0136

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
Common Stock	PZOO	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated file," "accelerated filer" and "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of the most recently completed second fiscal quarter (i.e. June 30, 2017) the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company was $70,956. The aggregate market share was calculated by using the average of the bid and ask price of such common equity as of June 30, 2017.

2,688,214,838 shares of common stock, par value $0.001 per share, outstanding as of December 7, 2020.

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

Item 1. Business

Organization

Pazoo, Inc. ("Pazoo"), was incorporated in Nevada on November 16, 2010 under the name "IUCSS, Inc." A name change from IUCSS, Inc. to Pazoo occurred on May 9, 2011. As of October 31, 2020 there were 2,688,214,838 shares of common stock outstanding. There is also the following Preferred Stock issued and outstanding on September 18, 2020: Series A – 215,139; Series B – 3,240,000; and Series C – 3,787,709 shares outstanding. All Series of Preferred Stock, under certain circumstances, convert into Pazoo Common Stock. Copies of the filed Certificates of Designations, as amended, can be obtained from the Nevada Secretary of State or the Company.

Our principal executive offices are located at 34 DeForest Ave, Unit 9, East Hanover, New Jersey 07936. Our telephone number is (855) PAZOO-US. Our internet address is www.pazoo.com. Information on our website does not constitute part of this Annual Report.

On March 30, 2016, the Company effectuated its Definitive 14C filing through FINRA resulting in a reverse split to the common stock of a ratio of 100:1. All fractional shares were rounded up. The total amount of authorized common stock, and all Preferred shareholders were unaffected by the reverse split.

In 2017, the Company filed a Form 14-C in order to effectuate a 1-for-250 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every two hundred and fifty (250 shares of outstanding common stock decreases to one (1) share of common stock. The reverse stock split of 1-for-250 went into effect April 26, 2017. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes.

In 2018, the Company filed a Form 14-C in order to increase its authorized shares from 3,000,000,000 to 40,000,000,000. In March 2019, the Company withdrew the Form 14-C due to financial constraints.

Our Company

We are a health and wellness company. Presently, our only asset is MA & Associates, LLC, a cannabis testing laboratory located in Las Vegas NV. The Company holds a 30% uncontrollable interest as of December 31, 2017. MA & Associates primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations. The cannabis industry is heavily regulated on the Federal, State and Local levels and the Company is subject to changing regulation and enforcement. As of December 31, 2017, the cannabis testing laboratory in Denver, Colorado is closed and the Company does not have any plans to re-open the facility. As of December 31, 2017, MA & Associates, LLC was not open and non-revenue generating.

In the fourth quarter of 2017, the Company sold a 70% Membership Interest in its wholly owned subsidiary (MA & Associates, LLC) in consideration of retirement of approximately $1,000,000 in the Company’s debt and approximately $500,000 in cash (of which $117,894 was funded as of December 31, 2017). The buyer also has an option to buy an additional 10% for 18 months from the closing at a 10% premium to the 70% purchase. The option to purchase the additional 10% has been extended to November 22, 2020 (i.e. three years from the date of the sale of the initial 70% interest). The Company will account for their remaining 30% interest as an equity level investment going forward. On June 30, 2020, the Company sold the remaining 10% equity interest from the November 22, 2017 Membership Interest Agreement in MA & Associates for an aggregate total of $226,388. The total amount was in the form of retirement of the loans extended by the Buyer as designated by Buyer in Buyer’s sole and absolute discretion, including applicable interest, default interest, late charges, and other obligations accrued. The Company still maintains a 20% equity interest in MA & Associates.

Line of Business

We currently have a minority interest one line of business relating to and revolving around the cannabis industry; at this time no significant revenue has been derived from this source.

•

Testing Facilities. We entered this arena through our acquisition of a 100% equity stake in MA & Associates, LLC in order to set up two testing locations within the State of Nevada. MA & Associates, LLC was launched in September of 2013 to provide quality control services to the medical cannabis industry. MA & Associates, LLC's primary mission is to protect the public health by providing infrastructure and analytical services to legally authorized distributors and producers of cannabis and to regulators tracking their operations.

MA & Associates, LLC's primary customer base includes all of the licensed cannabis cultivators, in the State of Nevada, who are required by law to have their products tested before they can be transferred to the dispensaries. Furthermore, MA has acquired all of the Membership interest in Harris Lee Holdings, LLC. Harris Lee Holdings, LLC was set up to take the MA model and testing operations to additional states above and beyond Nevada either in direct testing laboratories or through licensing the testing protocol. As such, MA is in a unique position to provide the mandated health and safety testing in this burgeoning industry. Lastly, Harris Lee Holdings, LLC, due to Colorado residency requirements, entered into an advisory agreement with Harris Lee Colorado, LLC, Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a management fee for each test conducted. The Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived management fees from Harris Lee Colorado, LLC in the year ending December 31, 2016. All 2016 revenue was derived from these related-party management fees for the year ended December 31, 2016. However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end 2016. As of December 31, 2017, MA & Associates was not yet operational but still ramping up staff, policies, procedures and scientific methodologies. As of August 24, 2020, MA & Associates is operational and fully staffed.

Growth Strategy

We plan to grow our assets and earnings per share by employing the following business strategies, all of which are dependent on securing further funding through debt and/or equity capital infusions:

•

Continue to support MA & Associates LLC and opportunistically pursue strategic acquisitions. We plan to selectively pursue strategic, investments in, or acquisitions of, companies (like MA & Associates, LLC and Harris Lee Holdings, LLC) and assets that are complementary to our existing line of business.

Pazoo will continue to support and contribute to the growth strategy of MA & Associates LLC, which is licensed by the State of Nevada and the city of Las Vegas to test all aspects of potency, purity, and other criteria of cannabis products to determine an independent profile for any cannabis product. MA & Associates sales continue to grow and Pazoo continues to support selling efforts.

Marketing and Promotion

To achieve our marketing goal and objective of being the leading provider of pharmaceutical testing, health and wellness content, services and products, our marketing strategy has focused on the following:

•	Increase testing revenue through sales employees and independent sales representatives;
•	Strengthen the Pazoo.com brand name; and
•	Continue to build strong brand loyalty.

Sales and Employee Agents

•	Contract with independent sales agents, on a commission basis, employees to drive testing sales to the laboratories in Nevada.

On-Line Marketing

•	Search Engine Optimization (SEO)
•	Social media (Facebook, Twitter, Instagram, YouTube)

Brick and Mortar Marketing and Promotion

•	Take advantage of market relationships from suppliers and retailers
•	Take advantage of combined sales efficiencies from online as well as off-line
•	Build strong relationships with suppliers from both a sales standpoint as well as a promotional standpoint

Additional infusions of capital (either through debt or equity) will be required in order for the Company to meet its marketing goals and objectives.

Cannabis Testing Industry Trends

The marijuana testing industry will continue to increase as it is just in its infancy. Of the 50 US States, 47 have enacted some form of medical marijuana laws. The following States have legalized the recreational use of marijuana: Alaska, California, Colorado, Illinois, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, and Washington as well as the District of Columbia. Of the States that have enacted some form of medical marijuana laws, all have some type of testing guidelines. The State of Nevada has been recognized as the State with the strictest laboratory testing rules and requirements and is becoming the model for cannabis laboratory testing requirements for the rest of the county.

Competition

•

Pharmaceutical Testing. Inasmuch as this industry is in its infancy, it is clear that there is currently competition and if the industry goes as we anticipate, new entrants to the market will be inevitable. However, there are certain barriers to entry which clearly benefit MA & Associates, LLC. For example:

1.

Cost of establishing a testing laboratory. The cost to setting up a fully operational laboratory, depending on the variety and number of tests the laboratory can do, can range from $1,000,000 to $3,000,000. Pazoo has the advantage of going through this process with MA & Associates, LLC and has built relationships with equipment suppliers for the lease and/or purchase of the equipment needed to run a laboratory.

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

General Risks Relating to the Business

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

Regulation of Pharmaceutical Testing Facilities.  There are stringent regulatory risks and guidelines. The risk factors set forth below relate to risks related to testing facilities in the State of Nevada, where MA & Associates, LLC, our 20% equity investee1 , has been granted a State license as a testing facility.

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

2.

State Regulatory Risk. On November 7, 2000, 65% of Nevada voters passed 'Question 9' which went into effect October 1, 2001. Question 9 amended the States' constitution recognizing the medical use of marijuana and removing the state-level criminal penalties for the use, possession and cultivation of marijuana by qualified patients. Nevada marijuana laws allow the legal use of medical marijuana by a patient with 'written documentation' and a 'registry identification card'. The will of the people was codified in Nevada Revised Statute 453A. Despite the fact that the people of the State of Nevada expressed their wish to legalize medical marijuana in 2000, NRS 453A was not fully adopted until April 1, 2014.

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

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits. Currently, there are 47states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the "CSA"), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be possession of marijuana in violation of federal law with respect to MA & Associates, LLC's business operations. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain.

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

_______________

1 See Subsequent Events for the reduction in equity from 30% to 20%.

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

The memorandum sets forth certain enforcement priorities that are important to the federal government:

•	Distribution of marijuana to children;
•	Revenue from the sale of marijuana going to criminals;
•	Diversion of medical marijuana from states where it is legal to states where it is not;
•	Using state authorized marijuana activity as a pretext of other illegal drug activity;
•	Preventing violence in the cultivation and distribution of marijuana;
•	Preventing drugged driving;
•	Growing marijuana on federal property; and
•	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity.

On January 4, 2018, then Attorney General Jeffrey Sessions, rescinded the Cole Memorandum allowing the country strictly enforce the CSA in states that have laws legalizing medical marijuana and recreational marijuana. While there has been no tidal change of enforcement, without the directives set forth in the Cole Memorandum, there may be a direct and adverse future impact to our business and our revenue and profits.

We could be found to be violating laws related to medical cannabis. The risk of strict enforcement of the CSA in light of the rescission of the Cole Memorandum, Congressional activity, judicial holdings and stated federal policy remains uncertain. Because we do not currently cultivate, produce, sell or distribute any medical marijuana, but we do test marijuana for growers and dispensaries and may be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law..

Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict marijuana-related activities, including activities related to medical cannabis may negatively impact our revenues and profits. Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Ten states, Alaska, California, Colorado, Maine, Massachusetts, Michigan Nevada, Oregon, Vermont and Washington, and Washington D.C. have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person's caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

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

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan which requires additional funding to complete. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our proposed medical marijuana businesses. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer. Our participation in the marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against these subsidiaries. Litigation, complaints, and enforcement actions involving these subsidiaries could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability.

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

The stock symbol on otcmarkets.com currently shows a stop sign symbol next to the stock. The stop sign on the website stands for “pink no information”. Pink no information companies may be unwilling or unable to provide disclosure to public markets, either to a regulator, an exchange, or OTC markets group. This occurs when the stock falls behind in its regular reporting with the SEC. Per the Company’s press release dated September 10, 2020, “Pazoo, Inc. is still focused on its current primary goal of becoming fully reporting with the SEC. The Company has been working on multiple years of financial statements concurrently and hopes to file the 2017 Form 10-K in the upcoming weeks. Thereafter it plans to continue to move on to 2018 and so forth.”

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. Our audited financial statements for the fiscal year ended December 31, 2017 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements for the years ended December 31, 2017, and 2016, the continuation of the Company as a going concern is dependent upon the continued financial support through sales of the Company's common stock, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal years ended December 31, 2017, and 2016. If we are unable to raise additional capital or borrow money we will not be able to continue our operating plans. If that were to occur the Company would be forced to suspend or terminate operations and, in all likelihood cause investors to lose their entire investment.

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2017 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future or that we can effectively remediate our reported weaknesses. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information. Overall, there are insufficient controls in place as of December 31, 2017.

We Have Been Unable to Stay Current on Our Periodic Filings with the Securities and Exchange Commission. Under the Exchange Act, the Company (as reporting company) is required to provide investors on a regular basis with periodic reports that contain important financial and business information. Examples of these reports include the annually filed Form 10-K or Form 20-F, and the quarterly filed Form 10-Q. Periodic reports help investors to make informed investment decisions about the purchase or sale of a reporting company's securities. The timely and complete submission of periodic reports provides investors with information to help them make informed investment decisions. The SEC's Divisions of Enforcement and Corporation Finance jointly established the Delinquent Filings Program in 2004 to encourage reporting companies that are delinquent in filing their periodic reports to submit their periodic reports or rectify deficient periodic reports. The SEC's Delinquent Filings Group in its Division of Enforcement conducts investigations into possible violations of the federal securities laws' periodic reporting obligations, and prosecutes administrative proceedings against these companies when appropriate. The Division of Corporation Finance identifies reporting companies that are delinquent filers and usually provides them with notice of their failure to submit periodic reports. If a reporting company identified as a delinquent filer fails to submit its periodic reports, Section 12(k) of the Exchange Act gives the SEC the authority to suspend trading in a security for up to 10 trading days if the SEC believes that a suspension is required to protect investors and the public interest. A trading suspension by the SEC halts the trading in a security on all trading platforms (e.g., national securities exchanges, over-the-counter market, or alternative trading systems). In addition, Section 12(j) gives the SEC the authority to revoke, or suspend for up to twelve months, an issuer's securities registration if, after an administrative hearing, the SEC finds that an issuer violated the Exchange Act by failing to file its periodic reports.

The Global COVID-19 Pandemic Could Adversely Affect Our Business Operations.The Company, including its 30% equity investee, MA & Associates LLC, could be adversely affected by the worldwide Covid-19 pandemic in, among others, the following ways: (i) Travel and tourism disruptions in Nevada and specifically, Las Vegas, could affect the demand for cannabis which in turn could affect current efforts to ramp up operations and become cash flow positive; (ii) Cannabis, and cannabis derived products, could experience production interruptions due to infected workers that could in turn affect the demand for MA's testing services; (iii) If dispensaries are forced to close or scale back sales due to the pandemic, and/or experience disruptions in staffing, that could also disrupt MA's business and its ability to collect on accounts receivable; (iv) Any disruption in the supply chain of critical supplies needed to perform testing could interrupt the processing of test samples; and (v) In a highly regulated and specialized industry such as the testing of cannabis products, the extended absence of any key employee due to illness could cause a delay or suspension of testing. As of the date of this report, none of the aforementioned has occurred.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located at 34 DeForest Ave, Unit 9, East Hanover, New Jersey 07936. Pazoo's office facilities are specifically used to further our business endeavors.

Item 3. Legal Proceedings

In April 2013, the Company filed a complaint against Edataworx, Inc. for return of monies and stock under an agreement dated August 2012. On November 4, 2013, the Company filed an amended complaint now seeking total damages of $105,000 and a return, for cancellation, of the 20,000 shares of company's common stock issued to Edataworx Inc. On November 21, 2013, Edataworx, Inc. filed an Answer to the Amended Complaint denying the allegations and asserted a Counter-Claim against the Company in the amount of $25,000. Edataworx, Inc. also filed a Third-Party Complaint against Integrated Capital Partners, Inc. (an investor of the Company) for the same $25,000. On February 27, 2015, the parties agreed to settle all claims whereby Edataworx, Inc. will pay to the Company a total of $35,000 in three installments. Additionally, Edataworx, Inc. will be allowed to retain a minimum of 15,000 shares of the Company's common stock previously issued with the possibility to retain all 20,000 shares if Edataworx Inc. elects to sell the 15,000 shares agreed upon, and the aggregate sales price is less than $2.00 per share. Edataworx, Inc. failed to make any required payments. On February 25, 2016 new action to enforce the Settlement Agreement, including a claim for attorney's fees as provided for in the Settlement Agreement, was filed. Edataworx failed to respond to the Complaint in the action to enforce the Settlement Agreement. On September 16, 2016 a Judgment was entered in favor of the Company in the Amount of $35,012. The Company is currently seeking to enforce the Judgment.

On or about April 21, 2017, Eri Eveland filed a Complaint in District Court of Denver County Colorado against Harris Lee Colorado, LLC, Harris Lee Holdings, LLC and Pazoo Inc. Ms. Eveland is a former employee of Harris Lee Colorado, LLC and is claiming less than $15,000 in unpaid salary/wages. Inasmuch as Ms. Eveland was not an employee of Harris Lee Holdings, LLC nor Pazoo, Inc., her claims against the Company are derivative in nature and based on theories of corporate alter ego. The Company disputes any liability however as of May 2018, Pazoo, Inc. entered into a settlement with Ms. Eveland in the amount of $5,000 cash and 40,000 Series C Preferred Shares of stock valued at $1,200 at the time of issuance. As of the current date, the Company has completed its obligation of the settlement agreement.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market for Our Common Shares

Our common shares are quoted on the OTC Pink Sheets under the symbol PZOO. The high and low common closing stock prices per share during the periods indicated were as follows:

Quarter Ended	March 31	June 30	September 30	December 31	Year

2017
High	0.0750	0.0750	0.0065	0.0035	0.0750
Low	0.0250	0.0021	0.0014	0.0002	0.0002

2016
High	0.0500	0.0319	0.0010	0.0005	0.0500
Low	0.0100	0.0009	0.0001	0.0002	0.0001

NUMBER OF HOLDER OF OUR COMMON SHARES

As of the date of this filing there are six thousand and seventy one (6,071) holders of record of our common shares.

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

In 2017, the Company filed a Form 14-C in order to effectuate a 1-for-250 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every two hundred and fifty (250) shares of outstanding common stock decreases to one (1) share of common stock. The reverse stock split of 1-for-250 went into effect April 26, 2017. In 2018, the Company filed a Form 14-C in order to increase its authorized shares from 3,000,000,000 to 40,000,000,000. In March of 2019, the Company withdrew the Form 14-C due to financial constraints.

In 2018, the Company filed a Form 14-C in order to increase its authorized shares from 3,000,000,000 to 40,000,000,000. In March 2019, the Company withdrew the Form 14-C due to financial constraints.

Item 6. Selected Financial Data

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

Management intends the following discussion to assist in the understanding of our financial position and our results of operations for the years ended December 31, 2017 and December 31, 2016

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We were incorporated as a C-Corporation in the State of Nevada as IUCSS, Inc. on November 16, 2010 and we established a fiscal year end of December 31. On May 9, 2011, we changed our name to Pazoo, Inc. to take advantage of unique branding and website opportunities. We are a start-up health and wellness company offering laboratory testing as it specifically relates to marijuana and the testing of marijuana to ensure quality and safety for the consumer through our 30% equity level investee.

Our principal executive offices are located at 34 DeForest Ave, Unit 9, East Hanover NJ 07936. Our telephone number is (855) PAZOO-US. Our internet address is www.pazoo.com. Any information on the Company’s website is not intended to be incorporated into this Report.

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

The Company, due to the uncertainties surrounding the license agreement and the efficacy of the testing protocols provided, impaired 100% of the value of the Steep Hill Labs licenses due to the purported unsubstantiated termination of the license agreements in June 2016 between Steep Hill Labs and MA & Associates, LLC and Harris Lee, LLC respectively. The Company strongly believes that any attempted termination of the licenses on the part of Steep Hill Labs was ineffective for many reasons, including, without limitation, Steep Hill's failure to provide key deliverables including technology, scientific know-how and lab guidance. On July 6, 2016, the Company contested the improper attempted termination of the licenses which was based on no identifiable contractual justification, and to which Steep Hill has not formally responded.

In regard to MA & Associates, LLC,the company passed its ISO 17025 accreditation and received its ISO Laboratory Certification in September of 2019. MA & Associates also passed its annual rigorous inspection by the State of Nevada’s team of State inspectors in November of 2019. The lab is fully staffed and operational and is fully licensed to accept both recreational and medical cannabis samples for testing in Nevada.

On November 22, 2017, the Company entered into a Limited Liability Membership Interest Purchase Agreement (the “Agreement”) to sell a 70% Membership Interest for the aggregate sales price of One Million Five Hundred Twenty-Three Thousand Seven Hundred Sixty-Seven and no/100 United States Dollars ($1,523,767) in the following manner: (i) Four Hundred Ninety-Two Thousand Two Hundred Twenty-Seven and 30/100 United States Dollars ($492,227); and (ii) One Million Thirty-One Thousand Five Hundred Thirty-Nine and 70/100 United States Dollars ($1,031,539), in the form of retirement of the loans extended by the Buyer as designated by Buyer in Buyer’s sole and absolute discretion, including applicable interest, default interest, late charges, and other obligations accrued in respect thereof. The Agreement also contained an option to purchase an additional 10% interest within 18 months. The option has subsequently been extended to November 22, 2020. The remaining 30% interest was fair valued at zero as of the transaction date of November 22, 2017.

Liquidity, Capital Resources and Going Concern

As of December 31, 2017 and December 21, 2016, the Company had cash and cash equivalents of $73,387 and $88,909 respectively. As of December 31, 2017, we had a working capital deficit of $9,824,496.

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

Cash used in operating activities during the year end 2017 was ($904,987) compared to cash used of ($928,085) during the year end 2016. This resulted from a net loss of $3,544,617 in the year end 2017 and $8,795,474 in 2016. The Company continued to have net cash flow used in operations for the year ended December 31, 2017 and 2016, primarily as a result of continued net losses and no significant revenue to cover operating expenses.

Net cash provided by financing activities for the years ended December 31, 2016 and December 31, 2017 was $1,000,175, and $889,465 respectively. At December 31, 2017, our principal source of liquidity had been funded primarily through the borrowings on convertible notes and preferred stock offset by repayment of convertible notes in the period.

Net cash used in investing activities for the years ended December 31, 2016 and December 31, 2017 was $0, and $0, respectively. The lack in investing activities was due to the Company focusing its resources on the current testing laboratories.

The company raised $1,356,433 under various loans, convertible loans and advances during 2017, to support operations. As of the issuance of these financial statements, a total of $1,072,773 has been repaid, retired, or converted.

Subsequent to year end, the company entered into a Bridge Loan in the aggregate amount of $150,000 whose proceeds are to be used to get the Company’s SEC filings up to date.

The financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. The Company has had no revenues and has generated losses from operation. As set forth in Note 2 to the audited Financial Statements, the continuation of the Company as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable, if ever. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company does not have sufficient cash for the next 12 months from the issuance of these financial statements.

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

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment (loss) income” in our Statements of Operations. The carrying value of our equity method investments is reported in equity method investments in the Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Comparison of Fiscal Years Ended December 31, 2017 and 2016

Revenues. Revenues were $30,515 for the year ended December 31, 2016, compared to $0 for the year ended December 31, 2017, a decrease of $30,515. As of December 31, 2016, revenue has discontinued from the management fees derived from the cannabis laboratory in Denver, Colorado and the Company does not have any plans to re-open the facility in the near future.

Operating Expenses. Operating expenses consisted of the following expenses: selling, general and administrative expenses; professional fees; and impairment of licenses. Total operating expenses were $4,482,997 in the year ended 2016, compared to $2,152,641 in year ended 2017. Selling, general and administrative (SG&A) expenses were $2,278,768 in 2016 compared to $1,600,848 in 2017, a decrease of $677,920. The decrease in SG&A was due to a decrease in spending on marketing expenses, and the conversion premium fee. SG&A expenses were mainly comprised of branding and public relations, marketing and advertising, and payroll. Professional fees were $664,022 in the year ended 2016, compared to $551,793 in the year ended 2017, a decrease of $112,229. The decrease in professional fees was due primarily to the decrease in investor relations. The Company also had a loss of impairment of $0 during year ended 2017 compared to a $1,540,207 impairment during year ended 2016, as no impairment occurred in 2017.

Other Expenses. For the year ended December 31, 2016, other expense was $4,342,992 mostly from the following factors; $2,430,259 from a gain on debt extinguishment $2,959,548 for interest expense, and $3,827,703 loss on derivative liabilities. For the year ended December 31, 2017, other expenses were $1,391,976 primarily from loss on debt extinguishment of $624,690, interest expense of $1,212,268 and loss on derivative liabilities of $2,371,599. On November 22, 2017, the Company entered into a Limited Liability Membership Interest Purchase Agreement to sell a 70% Membership Interest of MA & Associates for the aggregate sales price of $1,523,767 of which $1,031,539 was in the form of retirement of the loans extended by the Buyer as designated by Buyer in Buyer’s sole and absolute discretion, including applicable interest, default interest, late charges, and other obligations accrued.

Net loss. The net loss was $8,795,474 for the year ended December 31, 2016, compared to net loss of $3,544,617 for the year ended December 31, 2017.

Subsequent Events

The company issued an aggregate of 2,074,969,990 common shares to debt holders valued at a total of $163,431 for conversions pursuant to convertible notes.

In February 2018, the Company entered into one convertible note agreements for a total of $28,500. The interest rate is 12% and the conversion term is a 45% discount to market over the prior 20 days.

In November of 2019, the Company issued 1,090,000 Series B preferred stock in exchange for services to Board Members and milestones hit in ramping up the testing lab under MA & Associates LLC.

In May of 2019, the Company issued 1,140,000 Series C preferred stock in exchange for a Bridge Loan of $150,000 and the settlement with Ms Eveland.

The company entered into Bridge Loans in the aggregate amount of $150,000 whose proceeds are to be used to get the Company’s SEC filings up to date. The Bridge Loans, each of $75,000, carry an interest rate of 6% and the conversion term is as follows: the loans can be turned into a convertible note whereby $115,000 worth of common stock will be issued as payment in full or the loan will be paid back with monies from the revenue of the testing lab in Las Vegas after it has generated more than $1,500,000 in said monies after expenses. As of May 2018, Pazoo, Inc. entered into a settlement with Ms. Eveland in the amount of $5,000 cash and 40,000 Series C Preferred Shares of stock valued at $1,200 at the time of issuance. As of the current date, the Company has completed its obligation of the settlement agreement.

In June 2020, the Company sold the remaining 10% equity interest from the November 22, 2017 Membership Interest Agreement in MA & Associates for an aggregate total of $226,388. The total amount was in the form of retirement of the loans extended by the Buyer as designated by Buyer in Buyer’s sole and absolute discretion, including applicable interest, default interest, late charges, and other obligations accrued. The Company still maintains a 20% equity interest in MA & Associates.

The Global COVID-19 Pandemic Could Adversely Affect Our Business Operations. The Company, including its 30% equity investee, MA & Associates LLC, could be adversely affected by the worldwide Covid-19 pandemic in, among others, the following ways: (i) Travel and tourism disruptions in Nevada and specifically, Las Vegas, could affect the demand for cannabis which in turn could affect current efforts to ramp up operations and become cash flow positive; (ii) Cannabis, and cannabis derived products, could experience production interruptions due to infected workers that could in turn affect the demand for MA's testing services; (iii) If dispensaries are forced to close or scale back sales due to the pandemic, and/or experience disruptions in staffing, that could also disrupt MA's business and its ability to collect on accounts receivable; (iv) Any disruption in the supply chain of critical supplies needed to perform testing could interrupt the processing of test samples; and (v) In a highly regulated and specialized industry such as the testing of cannabis products, the extended absence of any key employee due to illness could cause a delay or suspension of testing. As of the date of this report, none of the aforementioned has occurred.

Off-Balance Sheet Agreements

None noted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", as defined by Item 10(f) of Regulation S-K, we are not required to provide the information required by Item 7A.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pazoo, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pazoo, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in deficit, and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2015.

Marlton, New Jersey December 7, 2020

PAZOO, INC.
BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$73,387	$88,909
Other receivable	52,000	-
Prepaid expenses	4,066	5,536

Total current assets	129,453	94,445

Fixed assets, net	-	613,332

Total assets	$129,453	$707,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Lines of credit	$10,671	$21,039
Accounts payable and accrued liabilities	1,029,387	608,332
Loans payable (related party portion $409,458 and $546,717)	436,958	615,801
Interest payable	1,820,942	1,452,102
Convertible debt, net of unamortized discounts of $161,648 and $195,827	1,379,778	983,621
Contingent consideration liabilities	713,581	713,581
Derivative liabilities	4,562,632	2,925,627
Capital lease liabilities	-	373,930

Total current liabilities	9,953,949	7,694,033

Long-term liabilities:
Long-term portion of convertible debt, net of unamortized discounts of $0, and $110,672 (related party portion $550,000 and $550,000)	1,292,500	1,401,828
Capital lease liabilities	-	136,672

Total long-term liabilities	1,292,500	1,538,500

Total liabilities	11,246,449	9,232,533

Commitments and contingencies

Stockholders' deficit:
Convertible Preferred Stock, 50,000,000 shares authorized, $0.001 par value
Series A; 10,000,000 shares authorized, 215,139 and 230,401 shares issued and outstanding, respectively.	215	230
Series B; 5,000,000 shares authorized, 2,150,000 and 1,762,500 shares issued and outstanding, respectively.	2,150	1,762
Series C; 10,000,000 shares authorized, 2,647,709 and 2,621,375 shares issued and outstanding, respectively.	2,648	2,621
Series D; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Series E; 12,500,000 shares authorized, 0 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 2,950,000,000 shares authorized, 613,244,848 and 9,137,630 shares issued and outstanding, respectively.	613,245	9,138
Additional paid-in capital	12,503,586	12,155,641
Accumulated deficit	(24,238,840)	(20,694,148)

Total stockholders' deficit	(11,116,996)	(8,524,756)
Total liabilities and stockholders' deficit	$129,453	$707,777

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2017	2016

Revenues:
Management fees - related party	$-	$30,515
Total revenues	-	30,515

Operating expenses:
Selling, general and administrative expenses	1,600,848	2,278,768
Professional fees	551,793	664,022
Loss on impairment of license	-	1,540,207
Total operating expenses	2,152,641	4,482,997

Loss from operations	(2,152,641)	(4,452,482)

Other income/(expenses):
Gain from sale of interest in MA, net of transaction fees	1,567,201	-
Loss on derivative liabilities	(2,371,599)	(3,827,703)
Loss on debt extinguishment	624,690	2,430,259
Gain on change in fair value of contingent consideration	-	5,000
Interest expense	(1,212,268)	(2,950,548)
Total other income/(expenses)	(1,391,976)	(4,342,992)

Net loss	$(3,544,617)	$(8,795,474)

Series A preferred stock dividends	(75)	(76)

Net loss attributable to common stockholders	$(3,544,692)	$(8,795,550)

Basic and dilutive net loss per common share	$(0.03)	$(3.28)

Weighted average common shares outstanding - basic and diluted	117,224,982	2,678,502

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(3,544,617)	$(8,795,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	683,828	1,420,061
Depreciation	166,142	136,509
Amortization	-	50,728
Change in fair value of contingent consideration	-	(5,000)
Stock-based compensation	67,310	79,900
(Gain)/loss on derivative liabilities	2,371,599	3,827,703
(Gain)/loss on debt extinguishment	(624,690)	(2,430,259)
(Gain)/loss on impairment of intangibles	-	1,540,207
Gain from sale of interest in MA, net of transaction fees	(1,567,201)	-
Loss on settlement	-	1,146,231
Changes in operating assets and liabilities:
Accounts receivable	(52,000)	-
Prepaid expenses and other current assets	-	(1)
Accounts payable, accrued liabilities and interest payable	1,594,642	2,101,310
Net cash used in operating activities	(904,987)	(928,085)

Cash flows from financing activities:
Proceeds from convertible note	527,605	673,460
Repayments on capital leases	(85,535)	(36,685)
Repayments on convertible notes and loans	(367,765)	(175,239)
Repayments on loans payable - related party	(3,300)	-
Proceeds from loans payable	828,828	447,100
Proceeds from sale of Series C preferred stock	-	90,000
Lines of credit	(10,368)	1,539
Net cash provided by financing activities	889,465	1,000,175

Net (decrease) increase in cash and cash equivalents	(15,522)	72,090

Cash and cash equivalents beginning of period	88,909	16,819

Cash and cash equivalents end of period	$73,387	$88,909

Noncash Investing and Financing Activities
Common stock issued for the conversion of Series A preferred stock	$2,634	$34,659
Common stock issued for the conversion of Series C preferred stock	-	183,570
Debt discount due to derivative liabilities	509,592	1,233,098
Preferred shares issued for conversion of debt and interest	-	30,652
Common shares issued for conversion of debt and interest	856,559	1,042,688
Common shares issued for accrued liability	-	350,000

The accompanying notes are an integral part of these financial statements.

PAZOO, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Total

January 1, 2016	59,461	$59	860,669	$861	1,762,500	$1,762	2,051,000	$2,051	$9,425,188	$(11,898,674)	$(2,468,753)

Common shares issued for services	240	-	-	-	-	-	-	-	2,400	-	2,400

Conversion of preferred stock to common stock	872,914	873	(691,629)	(692)	-	-	(1,835,697)	(1,836)	1,655	-	-

Preferred Series A stock issued for debt conversion	-	-	61,306	61	-	-	-	-	30,591	-	30,652

Preferred Series A stock issued for dividends	-	-	55	-	-	-	-	-	-	-	-

Preferred Series C issued for services - non cash	-	-	-	-	-	-	77,500	77	77,423	-	77,500

Preferred Series C stock issued for cash	-	-	-	-	-	-	128,572	129	89,871	-	90,000

Preferred Series C stock issued to ICPI for settlement	-	-	-	-	-	-	2,200,000	2,200	1,494,031	-	1,496,231

Common shares issued for conversion of debt	8,205,015	8,205	-	-	-	-	-	-	1,034,483	-	1,042,688

Net Loss	-	-	-	-	-	-	-	-	-	(8,795,474)	(8,795,474)

December 31, 2016	9,137,630	$9,138	230,401	$230	1,762,500	$1,762	2,621,375	$2,621	$12,155,641	$(20,694,148)	$(8,524,756)

Common shares issued due to rounding for reverse split	2,485	2	-	-	-	-	-	-	(2)	-	-

Conversion of preferred stock to common stock	2,633,700	2,634	(15,337)	(15)	-	-	(11,000)	(11)	(2,608)	-	-

Preferred Series A stock issued for dividends	-	-	75	-	-	-	-	-	75	(75)	-

Preferred Series B issued for services	-	-	-	-	387,500	388	-	-	55,722	-	56,110

Preferred Series C issued for services	-	-	-	-	-	-	37,334	38	11,162	-	11,200

Common shares issued for conversion of debt	601,471,033	601,471	-	-	-	-	-	-	283,596	-	885,067

Net Loss	-	-	-	-	-	-	-	-	-	(3,544,617)	(3,544,617)

December 31, 2017	613,244,848	$613,245	215,139	$215	2,150,000	$2,150	2,647,709	$2,648	$12,503,586	$(24,238,840)	$(11,116,996)

The accompanying notes are an integral part of these financial statements.

Pazoo, Inc.

Notes to Financial Statements

Note 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

On November 22, 2017, the Company entered into a Limited Liability Membership Interest Purchase Agreement (the “Agreement”) to sell a 70% Membership Interest for the aggregate sales price of One Million Five Hundred Twenty-Three Thousand Seven Hundred Sixty-Seven and no/100 United States Dollars ($1,523,767) in the following manner: (i) Four Hundred Ninety-Two Thousand Two Hundred Twenty-Seven and 30/100 United States Dollars ($492,227), to be paid in cash; and (ii) One Million Thirty-One Thousand Five Hundred Thirty-Nine and 70/100 United States Dollars ($1,031,539), in the form of retirement of the loans extended by the Buyer as designated by Buyer in Buyer’s sole and absolute discretion, including applicable interest, default interest, late charges, and other obligations accrued in respect thereof. The Agreement also contained an option to purchase an additional 10% interest within 18 months. The option has subsequently been extended to November 22, 2020. Post sale, the Company retains 30% equity investment in MA & Associates LLC. The Company sold the remaining 10% equity interest from the November 22, 2017 on June 30, 2020. Membership Interest Agreement in MA & Associates for an aggregate total of $226,388. The total amount was in the form of retirement of the loans extended by the Buyer as designated by Buyer in Buyer’s sole and absolute discretion, including applicable interest, default interest, late charges, and other obligations accrued. The Company still maintains a 20% equity interest in MA & Associates.

The Company entered the pharmaceutical testing laboratory market with their acquisitions of MA & Associates, LLC (“MA”) which will operate pharmaceutical testing laboratories in Nevada, and Harris Lee Holdings, LLC which will operate pharmaceutical testing laboratories within other states, or license testing protocols as independently owned laboratories. These pharmaceutical testing laboratories focus on providing quality control services to the medical cannabis industry. The mission is to protect the public health by providing infrastructure and analytical services to legally-authorized cannabis producers and distributors as well as to regulators. States that have legalized cannabis are developing cannabis health and safety criteria that we will fulfill through their testing laboratories. Harris Lee Holdings, LLC, due to Colorado residency requirements, entered into an advisory agreement with Harris Lee Colorado, LLC, a related party. Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for management fees for each test conducted. The Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived management fees from Harris Lee Colorado, LLC in the year ending December 31, 2016. However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end 2016. The Company does not expect to re-commence operations. MA, a cannabis testing laboratory in Las Vegas Nevada, officially opened for business in October 2018. It took its first revenue in December of 2018. Furthermore, the company passed its ISO 17025 accreditation and received its ISO Laboratory Certification in September of 2019. MA also passed its annual rigorous inspection by the State of Nevada’s team of State inspectors in November of 2019. Operational ramp up took longer than expected but as of now the lab is fully staffed and operational and is fully licensed to accept both recreational and medical cannabis samples for testing in Nevada. The Company currently owns a 20% equity stake in MA & Associates.

Basis of Presentation

The accompanying financial statements include the accounts of Pazoo, Inc. ("Pazoo" or the "Company") These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

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

In January 2017, the Company filed a Form 14-C in order to effectuate a 1-for-250 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every two hundred and fifty (250 shares of outstanding common stock decreases to one (1) share of common stock). As of April 2017, the 1-for-250 reverse stock split was effectuated.

Use of Estimates

In accordance with GAAP the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

The Company, due to the uncertainties surrounding the license agreement, impaired 100% of the value of the Steep Hill Labs licenses due to the purported unsubstantiated termination of the license agreements in June 2016 between Steep Hill Labs and MA & Associates, LLC and Harris Lee, LLC prior to the deconsolidation and sale of the 70% ownership position in MA. The Company strongly believes that any attempted termination of the licenses on the part of Steep Hill Labs was ineffective for many reasons, including, without limitation, Steep Hill's failure to provide key deliverables including technology, scientific know-how and lab guidance. On July 6, 2016, the Company contested the improper attempted termination of the licenses which was based on no identifiable contractual justification, and to which Steep Hill has not formally responded.

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “equity method investment (loss) income” in our Statements of Operations. The carrying value of our equity method investments is reported in equity method investments in the Balance Sheets. The Company’s equity method investments are reported at cost and adjusted each period for the Company’s share of the investee’s income or loss and dividend paid, if any. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the Statements of Cash Flows. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The only equity method investment at December 31, 2017 had a carrying value of $0.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as December 31, 2017 and 2016.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability – December 31, 2017	$-	$-	$4,526,632	$4,526,632
Derivative liability – December 31, 2016	$-	$-	$2,925,627	$2,925,627

Derivative

The Company has certain convertible notes outstanding at December 31, 2017 and 2016 with variable conversion rates that qualify as derivatives that need to be separately accounted for in accordance with FASB ASC 815, "Derivatives and Hedging". In addition, the Company did not have enough authorized shares for the full conversion of all convertible notes. Embedded derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as a gain or loss (see Note 10).

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

Revenue Recognition

Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured, and goods have been delivered or services performed. Prior to the sale of MA, the Company was paid revenue from various advertising, cannabis testing, through MA & Associates, LLC and sales and distribution of non-controlled hemp products.

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

Potentially Dilutive Securities
	December 31, 2017	December 31, 2016

Convertible notes	7,868,063,321	158,168,021
Preferred series A shares & warrants	21,513,900	92,160
Preferred series B	430,000,000	1,410,000
Preferred series C	264,770,900	1,266,829
	8,584,348,121	160,937,010

Advertising Expenses

Costs associated with advertising are charged to expense as incurred.

Recent Accounting Pronouncements

In March 2016, the FASB under ASU 2016-09 issued new guidance which involves several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU was effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company evaluated the guidance to determine the Company's adoption method and the effect it will have on the Company's consolidated financial statements and it is effective currently.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. The amendments in this ASU are effective for non-public companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning December 15, 2019. Early adoption of the amendments in the ASU is permitted as early as the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the financial position and results of operations and statements of cash flows.

In August 2014, the FASB issued ASU No. 2014-15 —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued and if management's plans will alleviate that doubt. Management will be required to make this evaluation for both annual and interim reporting periods. The Company adopted this guidance for the fiscal year ended December 31, 2016. This adoption did not have a material impact on the Company's financial statements.

In September 2015, the FASB issued Accounting Standards Update (ASU) 2015-16—Business Combinations, as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The amendment eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company adopted this guidance for the year ended December 31, 2016. This guidance did not have a material effect on its financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. The Company has no revenue at this time.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact ASU 2017-09 will have on the Company's Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed to have a material impact on our present or future financial statements.

Note 2—GOING CONCERN

During 2017 and 2016, the Company incurred net losses of $3,544,617 and $8,795,474, respectively and had negative cash flows from operations of $904,987 and $928,085 respectively. In addition, as of December 31, 2017, the Company had a working capital deficit of $9,824,496. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon our ability to generate sufficient cash flow and raise additional capital to meet our obligations on a timely basis and ultimately attain profitability. If the Company is unable to generate sufficient cash flow or raise additional capital in the new term, it could be forced to cease operations. The Company does not have sufficient capital for the next 12 months from the issuance of these financial statements.

The Company's liquidity is highly dependent on its ability to obtain additional capital in the near future. The Company's failure to raise new capital would impair its ability to both continue its current operations and could result in its failure to continue to operate as a going concern. Substantial doubt about its ability to continue as a going concern may also create negative reactions to the price of the Company's common stock, and the Company may not be able to obtain additional financing in the future. The Company is currently exploring potential transactions. If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, the Company will be required to wind down its operations through liquidation, bankruptcy, or a sale of its assets. In addition, to the extent additional capital is raised through the sale of equity or convertible debt securities, such securities may be sold at a discount from the market price of the Company's common stock. The issuance of these securities could also result in significant dilution to some or all of the Company's stockholders, depending on the terms of the transaction. Subsequent to December 31, 2017 the Company was able to raise funds in the total of $178,500, $150,00 of which was earmarked for public Company filings.

Note 3—ACQUISITIONS AND DECONSOLIDATION

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

As of December 31, 2015 the Company was still obligated to pay the remaining portion under the original 40% investment agreement, consisting of $678,000 of cash and 50,000 shares of Series C Preferred Stock (valued at $35,000 as of December 31, 2016), totaling $713,581 and included in contingent consideration liability on the accompanying balance sheet.

ICPI, who is a related party, was entitled to 500,000 Series C shares as a commission for services related to the MA acquisition, of which 300,000 were issued during the year ended December 31, 2015 valued and expensed at $300,000. The remaining 200,000 shares will be issued upon achieving certain milestones in 2016. As of December 31, 2017, all remaining shares upon achieving certain milestones in 2016 were issued due to settlement to ICPI.

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

On November 22, 2017, the Company entered into a Limited Liability Membership Interest Purchase Agreement (the “Agreement”) with MA Analytics, LLC (the “Buyer”) to sell a 70% Membership Interest in MA & Associates, LLC for the aggregate sales price of One Million Five Hundred Twenty-Three Thousand Seven Hundred Sixty-Seven and no/100 United States Dollars ($1,523,767) in the following manner: (i) Four Hundred Ninety-Two Thousand Two Hundred Twenty-Seven and 30/100 United States Dollars ($492,227), to be paid in cash; and (ii) One Million Thirty-One Thousand Five Hundred Thirty-Nine and 70/100 United States Dollars ($1,031,539), in the form of retirement of the loans extended by the Buyer as designated by Buyer in Buyer’s sole and absolute discretion, including applicable interest, default interest, late charges, and other obligations accrued in respect thereof. The Agreement also contained an option to purchase an additional 10% interest within 18 months. The option has subsequently been extended to November 22, 2020. Post sale, the Company retained a 30% equity investment in MA & Associates LLC. The Buyer exercised the option to purchase the additional 10% equity interest for an aggregate total of $226,388 on June 30, 2020. The total amount was in the form of retirement of the loans extended by the Buyer as designated by Buyer in Buyer’s sole and absolute discretion, including applicable interest, default interest, late charges, and other obligations accrued. The Company still maintains a 20% equity interest in MA & Associates. The tables below show the assets and liabilities before the 70% equity sale, at the date of the sale, and after the sale.

	December 31,	At the	December 31,
	2017	Closing Date	2016
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$(264)	$17,798	$2,481
Other current assets	1,470	1,470	1,470

Total current assets	1,206	19,268	3,951

Fixed assets, net	445,805	445,805	611,947
Other assets	1,385	1,385	1,385

Total assets	$448,396	$466,458	$617,283

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$27,865	$-	$-
Lines of credit	13,065	13,705	11,141

Total current liabilities	40,930	13,705	11,141

Long-term liabilities:
Capital lease liabilities	407,983	425,067	510,602
Payable to Pazoo	-	382,179	-

Total long-term liabilities	407,983	807,246	510,602

Total liabilities	448,913	820,951	521,743

As of December 31, 2017, the Company was still owed $52,000 of the cash purchase price, which is reflected on the balance sheet in the other receivable balance. In conjunction with the sale transaction, the Company determined that amounts due from MA totaling $311,060 were uncollectable. The allowance for uncollectible balances from MA is reflected in the gain on sale of interest in MA.

	January 1, 2017 - November 22, 2017	Year Ended December 31, 2016
	(unaudited)	(unaudited)
Operating expenses:
Selling, general and administrative expenses	504,577	374,075
Total operating expenses	504,577	374,075

Other income/(expenses):
Loss on impairment	-	1,276,998
Total other income/(expenses)	-	1,276,998

Loss from operations	(504,577)	1,276,998

Net loss	$(504,577)	$(1,651,073)

Net loss attributable to common stockholders	$(504,577)	$(1,651,073)

Harris Lee Holdings, LLC

Harris Lee Holdings, LLC has sub-licensed the testing protocols to Harris Lee Colorado, LLC in exchange for a management fee for each test conducted. During 2016, the Colorado MED approved the transfer of management of an existing laboratory, operating as Steep Hill Colorado, to Harris Lee Colorado, LLC (a related party) and Harris Lee Holdings, LLC has derived management fees from Harris Lee Colorado, LLC in the year ending December 31, 2016. However, because of the failure to transfer the MED license to Harris Lee Colorado, LLC, the Denver laboratory was closed by the end 2016. There are no plans to re-open the facility.

Note 4—FIXED ASSETS

Fixed assets consists of the following:

Fixed Assets
	Estimated Useful Life (in years)	December 31, 2017	December 31, 2016

Cost:
Equipment	3-5	$-	$643,195
Furniture and fixture	7	-	6,687
Leasehold improvements	3-5	-	238,620
Website	3	-	1,385
		$-	$889,887

Accumulated depreciation and amortization		(462,574)	(276,555)

Fixed Assets, Net		$(462,574)	$613,332

Costs of assets acquired under capital leases were approximately $615,000 for the year ended December 31, 2016. The capital lease represents a total of three leases for testing equipment. The leases hold an interest rate of 0% and monthly payments are approximately $17,000 per month. The depreciation for the years ended December 31, 2017 and December 31, 2016 up to the date of deconsolidation of MA was $136,510 and $140,046 respectively. All fixed assets were sold as part of the MA sale and deconsolidation.

Note 5—INTANGIBLE ASSETS & GOODWILL

Intangible assets as of December 31, 2016 consisted of a license agreement acquired for $307,500 from Steep Hill Labs for the right to take the Steep Hill software and methodology to states above and beyond Nevada, and the MA license derived from the acquisition of $1,345,771. During 2016, the Company impaired 100% of the Steep Hill license agreement acquired for $307,500 as well as the MA license derived from acquisition of $1,345,771. The impairment was due to the uncertainties surrounding the license agreement, as well as the purported unsubstantiated termination of the license agreements in June 2016 between Steep Hill Labs and MA & Associates, LLC and Harris Lee, LLC respectively.

Note 6—LINES OF CREDIT

The Company entered into a line of credit with Wells Fargo in December 2015 in the amount of $25,000. The credit line bears an interest rate of 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants and the guarantor on the account is Steve Basloe, the Company's President. The line of credit has been used for general operating expenses and was paid off in July of 2020.

The Company entered into a line of credit with Wells Fargo in May 2016 in the amount of $5,000. The credit line bears an interest rate of 24.24% for the first year and then 9.75% annually, compounded daily, and there is no term on the account. There are no financial covenants. The credit has been used for general operating expenses.

Note 7—RELATED PARTY TRANSACTIONS

In July 2013, the Company entered into a consulting agreement with an affiliate of Mr. Basloe, a board member and President of the Company. The agreement provides for consulting on marketing-related services for the Company. The amounts paid under this agreement for the years ended December 31, 2016 and December 31, 2017 were $46,617 and $17,000, respectively.

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

In August 2016, Pazoo, Inc. entered into a loan agreement with David Cunic, Former CEO, and totaling $5,000. The note has an interest rate of 0.70% and the maturity date is August 2018. As of December 2017, $0 remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Steve Basloe, Company President, and totaling $2,500. The note has an interest rate of 0.70% and the maturity date is September 2018. As of December 2017, $2,500 remains outstanding.

On November 22, 2017, the Company entered into a Limited Liability Membership Interest Purchase Agreement (the “Agreement”) to sell a 70% Membership Interest for the aggregate sales price of One Million Five Hundred Twenty-Three Thousand Seven Hundred Sixty-Seven and no/100 United States Dollars ($1,523,767) in the following manner: (i) Four Hundred Ninety-Two Thousand Two Hundred Twenty-Seven and 30/100 United States Dollars ($492,227); and (ii) One Million Thirty-One Thousand Five Hundred Thirty-Nine and 70/100 United States Dollars ($1,031,539), in the form of retirement of the loans extended by the Buyer as designated by Buyer in Buyer’s sole and absolute discretion, including applicable interest, default interest, late charges, and other obligations accrued in respect thereof.

The buyer of the 70% interest is now considered a related party. All loans, convertible notes and accrued interest owed to the buyer, are disclosed on the face of the accompanying balance sheet, parenthetically, as related party liabilities.

Note 8—CONVERTIBLE DEBT

The following table summarizes the changes in the convertible notes during 2016 and 2017:

	Short Term	Long Term	Total
Balance as of January 1, 2016 - Gross	$1,343,035	$992,500	$2,335,535
Cash additions	373,460	300,000	673,460
Interest added to notes payable	111,778	116,600	228,378
Cash payments	(118,223)	-	(118,223)
Conversions	(474,777)	-	(474,777)
Reassignments	(103,400)	103,400	-
Original issue discount	47,575	-	47,575
Total	$1,179,448	$1,512,500	$2,691,948
Less: unamortized discount	(195,827)	(110,672)	(306,499)
Balance as of December 31, 2016 - Net	$983,621	$1,401,828	$2,385,449
Add back: unamortized discount	195,827	110,672	306,499
Balance as of December 31, 2016 - Gross	$1,179,448	$1,512,500	$2,691,948
Cash additions	527,605	-	527,605
Interest added to notes payable	63,281	-	63,281
Cash payments	(305,757)	-	(305,757)
Conversions	(219,500)	-	(219,500)
Reclassification to short-term	220,000	(220,000)	-
Original issue discount	76,348	-	76,348
Total	$1,541,425	$1,292,500	$2,833,925
Less: unamortized discount	(161,648)	-	(161,648)
Balance as of December 31, 2017 - Net	$1,379,778	$1,292,500	$2,672,278

The Company received $673,460 of new cash additions in the year ended December 31, 2016 In addition to the funds received, noteholders converted $474,777 during the year ended December 31, 2016 into common stock exclusive of accrued interest. Cash payments consisted of $118,223. Non-cash additions, which are due to the increase in principle for compounding interest, including accrued interest totaled $103,400 in 2016. As of December 31, 2016, the unamortized debt discounts totaled $306,499. The interest rates on the notes ranged from 8% to 12%.

The Company received $527,605 of new cash additions in the year ended December 31, 2017. In addition to the funds received, noteholders converted $221,643 during the year ended December 31, 2017 into common stock exclusive of accrued interest. Non-cash additions, which are due to the increase in principle for compounding interest, including accrued interest, totaled $76,347 in 2016. As of December 31, 2017, the unamortized debt discounts totaled $184,415. The interest rates ranged between 8%-12%.

The Company evaluated all convertible notes describe above under ASC 815 and determined that certain conversion features qualify as derivative liabilities (see Note 10).

During the year ended December 31, 2016, the Company incurred approximately $2.4 million of a gain in debt extinguishment primarily as a result of various notes converting to equity, with the corresponding derivative liability value at the date of conversion being written .off to debt extinguishment as a gain, offset by the unamortized discount on the convertible debt at the time of conversion.

During the year ended December 31, 2017, the Company incurred approximately 600 thousand of a loss in debt extinguishment primarily as a result of various notes converting to equity, with the corresponding derivative liability value at the date of conversion being written off to debt extinguishment as a gain, offset by the unamortized discount on the convertible debt at the time of conversion.

In 2016, the Company modified certain convertible notes aggregating a total of $992,500 to increase the interest rate from 10% to 12% retroactively. The maturity dates of these notes were also extended by 2 years. The modification of notes was accounted for as a gain on debt extinguishment, ?included in the note above.

Additionally, at December 31, 2017, all debt is past due and in default. The Company has adequately accrued all default interest and associated penalties related to these instruments. Additionally, cross default clauses exist within certain other instruments containing terms which would make the notes immediately due and payable, however no cross default clauses have been triggered as of yet.

Future minimum payments owed on the outstanding debt of the Company as of December 31, 2017 are as follows:

	Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Convertible notes	$1,541,424	$-	$-	$350,000	$942,500	$-	$2,833,924
Short-term non-convertible notes	436,958	-	-	-	-	-	436,958
	$1,978,382	$-	$-	$350,000	$942,500	$-	$3,270,882

Note 9—LOANS PAYABLE

Loans Payable
	Short Term	Long Term	Total
Balance as of January 1, 2016	$203,000	$-	$203,000
Cash additions	447,100	-	447,100
Interest added to notes payable	22,717	-	22,717
Cash payments	(57,016)	-	(57,016)
Balance as of December 31, 2016	$615,801	$-	$615,801
Cash additions	828,828	-	828,828
Interest added to notes payable	34,734	-	34,734
Cash payments	(65,308)	-	(65,308)
Reassigned/retired notes (see note 3)	(977,097)	-	(977,097)
Balance as of December 31, 2017	$436,958	$-	$436,958

In September 2015, Pazoo, Inc. entered into a loan note totaling $200,000 with Mark Sarna and Sarna Family Limited Partnership. The note has an interest rate of 15.0% and matured September 22, 2016. As of December 31, 2016, $222,217 still remains outstanding due to accrued interest and an increase in interest to 22.5% payable in monthly payments from the revenue from the Las Vegas laboratory and has not yet commenced.

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

In February 2016, Pazoo, Inc. entered into a loan totaling $25,000 with LG Capital, LLC. The note has an interest of 8.0% and it matures on October 4, 2017. As of December 31, 2017, $25,000 still remains outstanding.

In June 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $35,000. The loan will be paid off in a maximum of 12 months and has a monthly payment consisting of $3,792 to the principal and $875 to fees, totaling a monthly cost of $4,667. As of December 31, 2017, $0 remains outstanding.

In July 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $7,500. The loan will be paid off in a maximum of 6 months and has a monthly payment consisting of $1,250 to the principal and $188 to fees, totaling a monthly cost of $1,438. As of December 31, 2017, $0 remains outstanding.

In August 2016, Pazoo, Inc, entered into loan agreements totaling an aggregate of $96,000 with a private investor. The notes have an interest rate of 8.0% and maturity dates range from October 2016 to August 2017. As of December 31, 2017, $84,000 still remains outstanding.

In August 2016, Pazoo, Inc. entered into a loan agreement with David Cunic, Company CEO, and totaling $5,000. The note has an interest rate of 0.70% and the maturity date is August 2018. As of December 2017, $0 remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $7,700. The loan will be paid off in a maximum of 6 months and has a monthly payment consisting of $1,284 to the principal and $193 to fees, totaling a monthly cost of $1,477. As of December 31, 2017, $0 remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Steve Basloe, Company President, and totaling $2,500. The note has an interest rate of 0.70% and the maturity date is September 2018. As of December 2017, $2,500 remains outstanding.

In October 2016, Pazoo, Inc, entered into loan agreements totaling an aggregate of $112,000 with a private investor. The notes have an interest rate of 8.0% and maturity dates of October 2017. As of December 31, 2017, $0 still remains outstanding.

In November 2016, Pazoo, Inc, entered into loan agreements totaling an aggregate of $33,000 with a private investor. The notes have an interest rate of 8.0% and maturity dates of November 2017. As of December 31, 2017, $0 still remains outstanding.

In December 2016, Pazoo, Inc, entered into loan agreements totaling an aggregate of $95,000 with a private investor. The notes have an interest rate of 8.0% and maturity dates of December 2017. As of December 31, 2017, $0 still remains outstanding.

In December 2016, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $16,000. The loan will be paid off in a maximum of 12 months and has a monthly payment consisting of $1,334 to the principal and $400 to fees, totaling a monthly cost of $1,734. As of December 31, 2017, $0 remains outstanding.

In February 2017, Pazoo, Inc. entered into a loan agreement with Kabbage Loans totaling $10,500. The loan will be paid off in a maximum of 6 months and has a monthly payment consisting of $1,575 to the principal and $437 to fees, totaling a monthly cost of $2,012. As of December 31, 2017, $0 remains outstanding.

During 2017 the Company entered into 16 loan agreements totaling an aggregate of $818,328 with, a related party. The notes have an interest rate of 8.0% and initial maturity dates from March 2018 to July 2018. A portion of these loans were retired in accordance with the MA equity interest sale agreement (see note 3). As of December 31, 2017, $81,231 still remains outstanding.

Note 10—DERIVATIVE LIABILITIES

Under ASC-815 the conversion options embedded in the notes payable described in Note 9 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement. In addition, all of the Company's outstanding common stock warrants include price protection clauses and are accounted for as derivative liabilities.

The following table summarizes the changes in the derivative liabilities during 2016 and 2017:

Derivative Liability Table

Balance as of December 31, 2016	$2,925,627

Grant date fair value	2,068,299
Extinguished	(1,244,186)
Change in fair value	812,892

Balance as of December 31, 2017	$4,562,632

During 2017 and 2016, the aggregate loss on derivative liabilities was $2,371,599 and $3,827,703, respectively, consisting of initial derivative expense of $1,558,707 and $2,837,538 respectively, which was in excess of debt at inception, and the change in the fair value of the derivative liabilities.

The Company uses the Black Scholes Option Pricing Model to value its convertible debt and warrant derivative liabilities based upon the following assumptions:

	December 31, 2017	December 31, 2016

Dividend yield	0%	0%
Expected volatility	80%	80%
Risk-free interest rate	0.20% to 1.06%	0.29% to 0.35%
Expected life (years)	0.00 to 0.39	0.01 to 1.38

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

The conversion rates for Series A and C Preferred Stock are 1:100 to common stock. The conversion rate for Series B convertible stock is 1:200. . Series B was convertible contingent on certain liquidation events such as mergers and sales, which occurred. No Series of Preferred Stock is affected by reverse splits or recapitalizations.

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

Total stock-based compensation recognized during 2017 totaled $67,310, consisting of 387,500 Series B Preferred stock and 37,334 Series C Preferred stock issued for services. Total stock-based compensation recognized during 2016 totaled $79,900 consisting of 60,000 common stock and 77,500 Series C Preferred stock issued for services. Total stock-based compensation recognized during 2015 totaled $1,221,981, consisting of 522,208 common shares and 50,000 Series A preferred shares, 575,000 Series B preferred shares and 803,000 Series C preferred shares, issued for services.

Series A

In 2016, the Company issued an aggregate of 61,306 Series A Preferred Stock for settlement, valued at a total of $30,652.

During 2016, 691,629 shares of Series A Preferred stock were converted into 138,635 common shares.

Total Series A Preferred shares outstanding as of December 31, 2016 were 230,401.

In 2017, 15,337 shares of Series A Preferred stock were converted into 1,533,700 shares of common stock.

Total Series A Preferred shares outstanding as of December 31, 2017 were 215,139.

Series B

Total Series B Preferred shares outstanding as of December 31, 2016 were 1,762,500.

In 2017, the Company issued an aggregate of 387,500 Series B Preferred Stock to Board members in recognition of obtaining the operating license for MA and Associates, LLC valued at $56,110.

Total Series B Preferred shares outstanding as of December 31, 2017 were 2,150,000

Series C

In 2016, the Company issued an aggregate of 2,277,500 Series C Preferred Stock for services consisting of 2,200,000 shares to ICPI per the previously disclosed settlement agreement and the remaining 77,500 shares to marketing consultants.

In 2016, the Company sold an aggregate of 128,572 Series C Preferred Stock for cash proceeds of $90,000.

During 2016, 1,835,697 Series C Preferred Stock were converted into 734,279 common shares.

Total Series C Preferred shares outstanding as of December 31, 2016 were 2,621,375

During 2017, the Company issued an aggregate of 37,334 Series C Preferred Stock for services.

Total Series C Preferred shares outstanding as of December 31, 2017 were 2,647,709

Series D&E

In 2017 up to the date of the issuance of these financial statements, there have been no issuances or sales of Series D Preferred Stock or Series E Preferred Stock, as they have not been approved for issuance.

Common Stock

On March 30, 2016, the Company effectuated its Definitive 14C filing through FINRA resulting in a reverse split to the common stock of a ratio of 100:1. All fractional shares were rounded up. The total amount of authorized common stock, and all Preferred shareholders were unaffected by the reverse split.

In 2017, the Company filed a Form 14-C in order to effectuate a 1-for-250 reverse stock split of the outstanding common stock (the "Reverse Stock Split") whereby every two hundred and fifty (250 shares of outstanding common stock decreases to one (1) share of common stock. The reverse stock split of 1-for-250 went into effect April 26, 2017. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes.

In 2018, the Company filed a Form 14-C in order to increase its authorized shares from 3,000,000,000 to 40,000,000,000. In March 2019, the Company withdrew the Form 14-C due to financial constraints.

Issuances

In 2016, the Company issued a total of 240 common shares for services.

In 2016, the Company issued an aggregate of 8,205,015 common shares for the conversion of debt and accrued interest totaling $1,042,688.

In 2017, the Company issued 601,471,033 common shares for the conversion of debt valued at $853,506.

Preferred Stock Warrants

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

As of December 31, 2016 and 2017, and up to the date of these financial statements, no Preferred stock warrants were outstanding.

Common Stock Warrants

As of December 31, 2016 and December 31, 2017, no warrants for common stock were outstanding. In addition, none were issued up to the date of these financial statements.

On June 22, 2015 Typenex Co-Investments, LLC submitted a cashless warrant Notice of Exercise seeking 529,682 shares pursuant to a Warrant dated on or about May 14, 2014. The Company disputed the Notice of Exercise due to what the company believes was bad faith upon the holder acting in such a fashion to deflate the Company's stock price in order to obtain more share under the Warrant. On or about July 29, 2015 the Company permitted Typenex to submit a new Notice of Exercise for 45,000 shares. It is the Company's position that Typenex is not entitled to any additional shares under the Warrant. The Company and Typenex have reached an agreement in principal to resolve this dispute. Under the terms of the proposed settlement, Typenex will be issued common stock of the Company in the total aggregate value of $50,000. Typenex is prohibiting from holding more than 4.99% of the outstanding common stock of the Company and will be subject to leak out provisions restricting the amount of stock of the Company that sold. The stock was issued in 2016 and is included in the common shares issued for conversion of debt.

Note 12—INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2016 and 2017, the company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $12,436,000 at December 31, 2017, and will expire in the years 2032 – 2035.

The Company has not yet filed its 2017 Federal Tax Return due to lack of financial resources. Therefore, the tax information below is as up to date as the Company can present it at this point in time and is subject to change.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. A change in ownership may be deemed to have occurred, which may limit the net operating loss carry forward value pursuant to Section 382 of the Tax Code.

At December 31, 2017, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$4,850,000
Less: valuation allowance	(4,850,000)
Net deferred tax asset	$-

At December 31, 2016, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$4,389,477
Less: valuation allowance	(4,389,477)
Net deferred tax asset	$-

A reconciliation of the U.S. Federal statutory tax rate to our annual tax rate is as follows:

	2017	2016

U.S. Federal statutory tax rate	35.0%	35.0%
State income tax, net of U.S. Federal tax benefit	6.5%	6.5%
Change in valuation allowance	(41.5%)	(41.5%)
Annual tax rate	0.0%	0.0%

Note 13—COMMITMENTS

As of December 31, 2016, the Company was still obligated to pay the remaining portion under the original 2014 40% investment agreement with MA and Associates, LLC, consisting of $678,000 of cash and 50,000 shares of Series C Preferred Stock (valued at $35,000 as of December 31, 2016), totaling $713,581 and included in contingent consideration liability on the accompanying balance sheet and will be issued in the future after the testing laboratory is operational.

On or about April 21, 2017, Eri Eveland filed a Complaint in District Court of Denver County Colorado against Harris Lee Colorado, LLC, Harris Lee Holdings, LLC and Pazoo Inc. Ms. Eveland is a former employee of Harris Lee Colorado, LLC and is claiming less than $15,000 in unpaid salary/wages. Inasmuch as Ms. Eveland was not an employee of Harris Lee Holdings, LLC nor Pazoo, Inc., her claims against the Company are derivative in nature and based on theories of corporate alter ego. The Company disputes any liability however as of May 2018, Pazoo, Inc. entered into a settlement with Ms. Eveland in the amount of $5,000 cash and 40,000 Series C Preferred Shares of stock. As of the current date, the Company has completed its obligation of the settlement agreement.

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

Note 14—SUBSEQUENT EVENTS

The company issued an aggregate of 2,074,969,990 common shares to debt holders valued at a total of $159,238 for conversions pursuant to convertible notes.

In February 2018, the Company entered into one convertible note agreements for a total of $28,500. The interest rate is 12% and the conversion term is a 45% discount to market over the prior 20 days.

In November 2019, the Company issued 1,090,000 Series B preferred stock in exchange for services to Board Members and milestones hit in ramping up the testing lab under MA & Associates LLC.

In May 2020, the Company issued 1,140,000 Series C preferred stock in exchange for a Bridge Loan of $150,000 and the settlement with Ms Eveland.

The company entered into a Bridge Loan in the aggregate amount of $150,000 whose proceeds are to be used to get the Company’s SEC filings up to date. As of May 2018, Pazoo, Inc. entered into a settlement with Ms. Eveland in the amount of $5,000 cash and 40,000 Series C Preferred Shares of stock valued at $1200 at the time of issuance. As of the current date, the Company has completed its obligation of the settlement agreement.

In June 2020, the Company sold the remaining 10% equity interest from the November 22, 2017 Membership Interest Agreement in MA & Associates for an aggregate total of $226,388. The total amount was in the form of retirement of the loans extended by the Buyer as designated by Buyer in Buyer’s sole and absolute discretion, including applicable interest, default interest, late charges, and other obligations accrued. The Company still maintains a 20% equity interest in MA & Associates.

The Global COVID-19 Pandemic Could Adversely Affect Our Business Operations. The Company, including its 30% equity investee, MA & Associates LLC, could be adversely affected by the worldwide Covid-19 pandemic in, among others, the following ways: (i) Travel and tourism disruptions in Nevada and specifically, Las Vegas, could affect the demand for cannabis which in turn could affect current efforts to ramp up operations and become cash flow positive; (ii) Cannabis, and cannabis derived products, could experience production interruptions due to infected workers that could in turn affect the demand for MA's testing services; (iii) If dispensaries are forced to close or scale back sales due to the pandemic, and/or experience disruptions in staffing, that could also disrupt MA's business and its ability to collect on accounts receivable; (iv) Any disruption in the supply chain of critical supplies needed to perform testing could interrupt the processing of test samples; and (v) In a highly regulated and specialized industry such as the testing of cannabis products, the extended absence of any key employee due to illness could cause a delay or suspension of testing. As of the date of this report, none of the aforementioned has occurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2017, management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Acting Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective based on such criteria. Contributing to our deficiency is the Company's small size and the Company's lack of an Audit Committee. Management continues to monitor and assess the controls to ensure compliance. As of the date of this Report, the material weaknesses discovered were as follows:

We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements.

(i) Due to the size of the Company, the Company does not have an internal accounting staff to provide checks and balances, thus one individual primarily controls the accounting and finance functions with limited review by other members of management. We do not have sufficient policies and procedures in place to provide for multiple levels of supervision and review.

(ii) We have inadequate segregation of duties.

(iii) We lack the necessary corporate accounting resources to maintain adequate segregation of duties

(iv) We did not perform an effective risk assessment or monitor internal controls over financial reporting.

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

The name, age, and position of our present officers and directors is set forth below:

Name	Age	Title
Steven Basloe	69	President, Chairman of the Board of Directors

Ben Hoehn	39	Chief Operating Officer Acting Chief Financial Officer, Director

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

Currently we have two officers and directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Code of Business Conduct and Ethics

In January 1, 2011, we adopted a Code of Ethics and Business Conduct that is applicable to our future employees, concurrently with adopting a separate Code of Ethics for Principal Executive and Senior Financial Officers or persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•	full, fair, accurate, timely,(based on available resources) and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company

•	compliance with applicable governmental laws, rules and regulations

•	the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

•	accountability for adherence to the Code of Ethics.

Copies of our Code of Ethics and Business Conduct and Code of Ethics for Principal and Senior Financial Officers were filed as Exhibit 99.2 of the Company's Form S-1 filed with the Securities and Exchange Commission on November 18, 2011.

Board of Directors

Our directors hold office until the completion of their terms of office, which is not longer than one year, or until they have been reelected or their successor(s) have been elected. On November 16, 2019 each of our directors was reelected for a one year term. Therefore, our director's terms of office expire on November 16, 2020 All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there is currently one), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers. In hope of attracting exemplary professionals, the company reserves the right to compensate outside directors when such outside directors are elected.

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

Summary Executive Compensation Table

The following table shows, for the fiscal year ended December 31, 2017 and the fiscal year ended December 31, 2016, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.

Executive Compensation.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Steven Basloe,	2017	-	-	-	-	-	-	2,500-		2,500-
President and Director	2016	-	-	-	-	-	-	-		-

David Cunic,(3)	2017	-	-	-	-	-	-	10,270		10,270
CEO and Director	2016	-	-	-	-	-	-	18,626	(1)	18,626	(1)

Ben Hoehn,	2017		-	-	-	-	-	18,500		18,500
COO/Acting CFO	2016	24,680	-	-	-	-	-	3,892	(2)	28,572

Antonio Del Hierro	2017	-	-	-	-	-	-	-		-
Director (4)	2016	34,029	-	-	-	-	-	-		34,029

David Lieberthal	2017	-	-	-	-	-	-	-		-
Director (5)	2016	37,019	-	-	-	-	-	-		37,019

______________

(1)	David Cunic earned $18,626 as a 1099 consultant.
(2)	Ben Hoehn earned $24,680 as a Pazoo employee and $3,892 as a 1099 consultant.
(3)	David Cunic resigned from the Board of Directors in August of 2017.
(4)	Antonio Del Hierro resigned from the Board of Directors in January of 2018.
(5)	David Lieberthal resigned from the Board of Directors in April of 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 13, 2020, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned directly, and the percentage shown is based on 2,688,214,838 shares of common stock.

Officers and Directors	Series B	Series B Vote	Common Stock	Combined Vote (Series B + Common)	% of Voting Power
Steve Basloe	1,000,000	1,000,000,000	150,000	1,000,150,000	17.28%
Ben Hoehn	750,000	750,000,000	25,000	750,025,000	12.96%
	1,750,000	1750,000,000	125,000	1,750,125,000	30.24%

Outstanding – October 31, 2020	3,240,000	3,240,000,000	2,688,214,838	5,788,214,838

___________

(1)	Mr. Basloe's beneficial ownership includes 10,000 shares of stock issued in the names of his four children at his request and direction.

As of November 20, 2020, shares of the Company's common stock issued and outstanding were 2,688,214,838.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions during the 2016 and 2017 fiscal years between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or which the Company has chosen to voluntarily disclose.

In August 2016, Pazoo, Inc. entered into a loan agreement with David Cunic, Company Former CEO, and totaling $5,000. The note has an interest rate of 0.70% and the maturity date is August 2018. As of December 2016, $3,300 remains outstanding.

In September 2016, Pazoo, Inc. entered into a loan agreement with Steve Basloe, Company President, and totaling $2,500. The note has an interest rate of 0.70% and the maturity date is September. In July 2013, the Company entered into a consulting agreement with an affiliate of Mr. Basloe, a board member and President of the Company. The agreement provides for consulting on marketing-related services for the Company. The amounts paid under this agreement for the years ended December 31, 2016 and December 31, 2017 were $46,617 and $17,000, respectively.

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

The following table summarizes the fees billed to the Company for professional services tendered by Friedman, LLP, for the years ended December, 31, 2017 and 2016:

	2017	2016

Audit fees	$95,650	$60,900
Audit related fees	-	-
Tax fees	-	-
All other fees		3,000
Total	$95,650	$63,900

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of Steve Basloe, Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Steve Basloe, Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ben Hoehn, Acting Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAZOO, INC.

Date: December 7, 2020	By:	/s/ Steve Basloe
Steve Basloe, Individually and as
Chief Executive Officer and Director
(Principal Executive Officer)

PAZOO, INC.

Date: December 7, 2020	By:	/s/ Benjamin Hoehn
Benjamin Hoehn, Individually and as
Chief Operating Officer, Acting Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

